Form 10QSB
period 1995-03-31
CCF HOLDING CO
filed 1996-05-15
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM - 10QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 1996

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from             to

Comission file number: 0-25846


                               CCF HOLDING COMPANY
       (Exact Name of Small Business Issuer as Specified in Its Charter)

       Georgia                                       58-2173616
State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                            101 North Main Street
                          Jonesboro, Georgia  30236
                   (Address of Principal Executive Offices)

                                 (770) 478-8881
               (Issuer's Telephone Number, Including Area Code)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No

Number of shares  outstanding of each of the issuer's  classes of common equity:
As of May 6, 1996, there were issued and outstanding 1,130,738 shares of the registrant's common stock.

      Transitional Small Business Disclosure Format (check one):

Yes      No   X

                                  FORM 10-QSB
                                     INDEX



PART I.   FINANCIAL INFORMATION                                    Page



      Item 1. Financial Statements:

               Consolidated Balance Sheets as of
               March 31, 1996 and September 30, 1995................1

               Consolidated Statements of Income
               for the three months and six months ended
               March 31, 1996 and March 31, 1995....................2

               Consolidated Statements of Cash Flows
               for the six months ended
               March 31, 1996 and March 31, 1995....................3

               Notes to Consolidated Financial Statements...........4

      Item 2. Management's Discussion and Analysis or Plan
               of Operation.........................................6


PART II.  OTHER INFORMATION


      Item 1. Legal Proceedings.....................................8

      Item 2. Changes in Securities.................................8

      Item 3. Defaults upon Senior Securities.......................8

      Item 4. Submission of Matters to a Vote
                 of Securities Holders..............................8

      Item 5. Other Information.....................................8

      Item 6. Exhibits and Reports on Form 8-K......................8

Signatures     .................................................... 9

Exhibit Index  ....................................................10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      CCF HOLDING COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                         March 31,     September 30,
                                                                           1996            1995
                                                                       (Unaudited)       (Audited)
         ASSETS
Cash and due from banks ..........................................   $  1,823,071       1,972,853
Interest-bearing deposits in other
   financial institutions ........................................      1,316,798       6,474,593
Investments.......................................................     16,403,855      15,671,353
Mortgage-backed securities .......................................      9,786,555       7,896,074
Federal Home Loan Bank stock, at cost ............................      1,013,200       1,013,200
Loans receivable, net ............................................     46,790,738      45,196,343
Accrued interest receivable ......................................        568,645         524,848
Premises and equipment, net ......................................        868,605         865,816
Real estate owned ................................................             --          75,626
Other assets .....................................................        200,175         131,662
                                                                     ------------      ----------

            Total assets .........................................   $ 78,771,642      79,822,368
                                                                     ============      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits ......................................................   $ 61,165,440      61,131,515
   Advance payments by borrowers for
     property taxes and insurance ................................        244,733         662,850
   Deferred income taxes .........................................        557,187         502,166
   Dividends payable .............................................             --              --
   Other liabilities .............................................         78,999         204,079
                                                                     ------------      ----------

            Total liabilities ....................................     62,046,359      62,500,610
                                                                     ------------      ----------

Stockholders' equity:
   Preferred stock, no par value; 1,000,000 shares
     authorized; none issued and outstanding .....................             --              --
   Common stock, $.10 par value; 4,000,000 shares
     authorized; 1,130,738 shares issued and
     outstanding .................................................        113,074         119,025
   Additional paid-in-capital ....................................     10,247,588      10,964,983
   Unearned ESOP shares ..........................................       (666,000)       (720,000)
   Retained earnings .............................................      6,917,909       6,935,879
   Net unrealized holding gains on investment
     and mortgage-backed securities
     available for sale ..........................................        112,712          21,871
                                                                     ------------      ----------
            Total stockholders' equity ...........................     16,725,283      17,321,758
                                                                     ------------      ----------
            Total liabilities and stockholders' equity               $ 78,771,642      79,822,368
                                                                     ============      ==========

See accompanying notes to consolidated financial statements

                         CCF HOLDING COMPANY AND SUBSIDIARY
                          Consolidated Statements of Income
                                    (Unaudited)


                                                                Three Months Ended         Six  Months Ended
                                                                      March 31,                  March 31,
                                                                  1996         1995       1996          1995

Interest and dividend income:
   Loans .................................................   $  945,377      893,278    1,877,423    1,770,518
   Interest-bearing deposits in
     other financial institutions ........................       29,601        9,596       89,781       22,528
   Investment securities - taxable .......................      248,331      171,553      498,143      346,190
   Investment securities - tax free ......................        3,433            0        3,433            0
   Mortgage-backed securities ............................      139,251      104,266      279,412      215,446
   Dividends on Federal Home Loan Bank stock .............       18,264       19,777       36,779       37,957
                                                             ----------    ---------    ---------    ---------
         Total interest and dividend income ..............    1,384,257    1,198,470    2,784,971    2,392,639

Interest expense - deposit accounts ......................      639,880      581,226    1,302,305    1,145,115
                                                             ----------    ---------    ---------    ---------

         Net interest income .............................      744,377      617,244    1,482,666    1,247,524

Provision for loan losses ................................        6,838          358       14,463        5,080
                                                             ----------    ---------    ---------    ---------
         Net interest income after provision
           for loan losses ...............................      737,539      616,886    1,468,203    1,242,444
                                                             ----------    ---------    ---------    ---------

Other income:
   Loan fees and service charges on deposit accounts             79,161       69,938      158,696      139,067
   Other operating income ................................       69,209       95,771       94,135      125,867
                                                             ----------    ---------    ---------    ---------
         Total other income ..............................      148,370      165,709      252,831      264,934
                                                             ----------    ---------    ---------    ---------

Other expenses:
   Salaries and employee benefits ........................      289,166      267,549      574,014      563,226
   Occupancy .............................................      116,891      113,669      231,823      212,059
   Federal insurance premiums ............................       34,958       34,886       77,018       71,179
   Other .................................................      156,364       98,060      266,736      186,623
                                                             ----------    ---------    ---------    ---------

         Total other expenses ............................      597,379      514,164    1,149,591    1,033,087
                                                             ----------    ---------    ---------    ---------

         Income before income taxes ......................      288,530      268,431      571,443      474,291

Income tax expense .......................................       99,288       99,761      198,026      168,661
                                                             ----------    ---------    ---------    ---------

         Net income ......................................   $  189,242      168,670      373,417      305,630
                                                             ==========    =========    =========    =========

Net income per share .....................................   $      .17           --          .34           --
                                                             ==========    =========    =========    =========

Weighted average shares outstanding $ ....................    1,100,813           --    1,101,713           --
                                                             ==========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                         CCF HOLDING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Cash Flows

                                                                                          Six Months Ended
                                                                                               March 31,
                                                                                        1996            1995
 Cash flows from operating activities:
   Net income ..................................................................   $   373,417        305,630
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses ...............................................       (16,075)         4,103
      Depreciation expense .....................................................        31,443         47,753
      Accretion of discounts ...................................................       (21,817)        (9,968)
      Amortization of premiums .................................................        30,246         15,274
      Amortization of deferred loan fees .......................................        (6,808)        24,790
      Deferred income tax (benefit) expense ....................................       (25,426)        11,094
      Increase in accrued interest receivable ..................................       (43,797)       (44,982)
      Decrease in other assets .................................................         7,113       (239,219)
      Dividends Paid ...........................................................      (391,387)            --
      Increase (decrease) in other liabilities .................................      (125,080)      (183,948)
                                                                                   -----------      ---------
         Net cash provided by operating activities                                    (188,171)       (69,473)
                                                                                   -----------      ---------
Cash flows from investing activities:

   Proceeds from sale of mortgage-backed securities ............................       622,753             --
   Proceeds from maturing investment securities ................................     6,569,798        499,219
   Purchases of investment securities held to maturity                              (7,157,900)            --
   Principal repayments on mortgage-backed securities ..........................       841,737        451,422
   Purchase of mortgage-backed securities held to maturity                          (3,336,512)            --
   Loan (originations) repayments, net .........................................    (4,026,733)      (177,294)
   Purchases of premises and equipment .........................................       (34,232)        (2,107)
   Proceeds from sale of loans .................................................     2,455,221             --
                                                                                   -----------     ----------
          Net cash  (used  in)  provided  by  investing  activities ............    (4,065,868)       771,240
                                                                                   -----------     ----------
Cash flows from financing activities:

   Net increase (decrease) in savings and demand
     deposit accounts ..........................................................       457,688     (2,560,558)
   Net decrease in certificates of deposits ....................................      (423,763)     2,086,697
   Net decrease in advance payments by
     borrowers for property taxes and insurance ................................      (418,117)      (356,699)
   Stock repurchase ............................................................      (729,022)            --
   ESOP stock ..................................................................        59,676             --
                                                                                   -----------     ----------
        Net cash used in financing activities ..................................    (1,053,538)      (830,560)
                                                                                   -----------     ----------
       Decrease in cash and cash equivalents ..................................    (5,307,577)      (128,793)
Cash and cash equivalents at beginning of period ...............................   $ 8,447,446      2,694,844
                                                                                   -----------     ----------
Cash and cash equivalents at end of period .....................................   $ 3,139,869      2,566,051
                                                                                   ===========     ==========
Supplemental disclosure of cash flow information:
   Interest paid ...............................................................   $ 1,302,446      1,153,138
                                                                                    ===========    ==========
  Income taxes paid ...........................................................    $   229,586        212,621
                                                                                   ===========     ==========

See accompanying notes to consolidated financial statements ....................

                      CCF HOLDING COMPANY AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1.  Basis of Presentation

The consolidated financial statements for the three and six month periods ended March 31, 1996 and March 31, 1995 are unaudited and reflect all adjustments
(consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1996.

2.  Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

3.  Recent Accounting Pronouncements

During 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 required impaired loans to be measured based on the present value of expected future cash flows, discounted at the loans's effective interest rate, or at the loans's observable market price, or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosures," which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. The Company adopted SFAS No. 114 and SFAS No. 118 on October 1, 1995, on a prospective basis, and based on the level of impaired loans, the effect of adoption of SFAS No. 114 and SFAS No. 118 was not material. At March 31, 1996, the Company had $ 500,555 of impaired loans (non-performing) with a general valuation allowance of $423,848.

   The FASB issued SFAS No. 123, "Accounting for Stock-based Compensation," in October 1995, which establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees.

   SFAS 123 requires that an employer's financial statements include certain disclosures about stock- based employee compensation arrangements regardless of the method used to account for them. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted at issuance. The disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this statement is initially adopted for recognizing compensation cost. The Company has not determined the impact of adopting SFAS 123.

                      CCF HOLDING COMPANY AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


4.  Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

5.  Mutual-to-Stock Conversion

In fiscal 1995, Clayton County Federal Savings and Loan Association (the "Association") formed CCF Holding Company to acquire 100 percent of the capital stock of the Association upon its conversion from the mutual to stock form of ownership. The Association's conversion and the Company's common stock offering were completed on July 11, 1995, with the sale of 1,190,250 shares of $0.10 par value common stock at $10 per share (including 72,000 shares acquired by the Clayton County Federal Employee Stock Ownership Plan "ESOP"). The Company received net proceeds of $10,364,008, of which $5,182,004 was simultaneously transferred to the Association in exchange for all of the Association's common stock.

6.  Cash Dividend

On December 12, 1995 the Company declared a semi-annual cash dividend of $0.20 per share to stockholders of record on December 25, 1995. In addition, the Company's board of directors also approved a $0.15 special cash dividend to stockholders of record on the same date. These dividends were paid on January 15, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Comparison of Financial Condition at March 31, 1996 and September 30, 1995

The Company has continued its efforts to expand lending during the six months ended March 31, 1996. Net loans receivable increased $1.6 million or 3.5% between March 31, 1996 and September 30, 1995, taking into consideration the sale of whole loans of $2.5 million to the Federal National Mortgage Association. The Company also continued using interest-bearing deposits, which decreased $5.2 million, to invest in higher yielding investments and mortgage-backed securities. Investments increased $732,500 or 4.7% and mortgage-backed securities increased $1.9 million or 23.9%

The ratio of stockholders' equity to assets decreased from 21.7% at September 30, 1995 to 21.2% at March 31, 1996. This was a decrease of $596,000 or 3.4% due largely to dividends paid of $391,387 and the repurchase of 5.0% of the Company's common stock totalling $729,022 offset by the net of income of $373,417. Clayton County Federal Savings and Loan Association, the wholly owned subsidiary of the Company, exceeds all minimum regulatory capital requirements of the Office of Thrift Supervision ("OTS") and maintains a "well capitalized" status.

Comparison  of Operating  Results for the Three Months Ended March 31, 1996
  and 1995

   Net Income. The Company's net income of $189,242 for the three months period ended March 31, 1996 increased by 12.2% from net income of $168,670 for the same period in 1995. This increase has been the result of increased revenue from continued use of the net proceeds of the initial stock offering being invested into higher yielding loans, investments and mortgage-backed securities. While cost of savings and operating expenses have shown an increase for the second quarter compared to the same period in the prior year, these costs as a percentage of total interest and dividend income have shown a decrease in cost of savings from 48.5% to 46.2% and still an increase in operating expenses from 42.9% to 43.2%.

   Net Interest Income. Net interest income showed an increase of $127,133 or 20.6% for March 31, 1996 as compared to the same period in 1995. Cost of savings are $58,654 or 10.1% greater for the three months ended March 31, 1996 compared to the same quarter in 1995. Assuming market interest rates remain stable or decline, the Company feels that the cost of savings should decrease in the future. Overall prevailing market rates have shown a decline and maturing certificates of deposit should reprice at lower rates. The Company has also decreased the rates being paid on both the regular savings accounts as well as all transaction accounts effective January 1, 1996.

   Provision for Loan Losses. The provision for loan losses increased by $6,480 to $6,838 for the three months ended March 31, 1996 compared to $358 for the same period in 1995. The Company made provision during this three month period of $7,500 which was netted against recoveries of $662. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews its list of classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate as the Company continues to experience minimal losses on loans. However, there can be no assurances that further additions will not be needed and any losses that may occur are not expected to exceed the amount provided by the allowance.

   Other Expenses. Other expenses for the three months ended March 31, 1996 increased $83,215 or 16.2% from $514,164 for the same period in 1995 to $597,379 in 1996. This increase resulted largely from increased expenses relating to professional fees associated with being a public company and normal annual salary and benefit package increases. These expenses can be expected to continue to increase as benefit plans such as the Employee Stock Option Plan and Management Stock Bonus Plan are implemented.

   Income Taxes. Effective tax rates during each three-month period were comparable as there were no changes in statutory tax rates.

     Liquidity Resources. The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. The Association's liquidity ratio averaged 33.5% during March 1996 compared to 27.0% during the same month in 1995. The Association manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, the maturity of investments, and funds provided from operations. The Association continues to maintain the ability to borrow from the Federal Home Loan Bank of Atlanta as an alternative to supplement the Association's liquidity needs.

Comparison of Operating Results for the Six Months Ended March 31, 1996 and 1995

     Net Income. The Company's net income for the six months ended March 31, 1996 was $373,417 which represents a 22.2% increase from the same period in 1995 of $305,630. The increase resulted principally from the return associated with the investing of the net proceeds from the Company's initial stock offering.

     Net Interest Income. Net interest income of $1.5 million at March 31, 1996 was 18.8% greater than for the same period a year earlier of $1.2 million. While total interest and dividend income increased $392,332 or 16.4%, total cost of savings on deposit accounts also increased $157,190 or 12.6% for the six months ended March 1996 compared to March 31, 1995. Assuming market interest remain stable or decline, the Company continues to anticipate that cost of savings should decrease in the near future. Maturing certificates of deposit, which were priced at higher rates to save market share, should be repriced at then lower current prevailing interest rates. Loan demand is showing improvement and the Company is expecting to add new loan products to enhance efforts to improve earnings.

     Provision for Loan Losses. The provision for loan losses increased $9,383 to $14,463 for the six months ended March 31, 1996 compared to $5,080 at March 31, 1995. The Association has experienced minimal losses on loans but has continued to establish additional provision to cover any potential losses which might occur in the future. Management believes its allowance for loan losses is adequate, but periodically evaluates the adequacy, including a review of economic conditions, volume of new lending and collateral offered for new loans. There can be no assurances that additional provisions for loan losses will not be necessary in the future.

     Other Expenses. The Company's operating expenses as a percent of interest and dividend income decreased from 43.2% for the six-months ended March 31, 1995 to 41.3% at March 31, 1996. The absolute dollar amount; however, increased
$116,504 or 11.3% from $1.0 million at March 31, 1995 to $1.1 million. This increase was attributable primarily to increased expenses for professional fees associated with the year-end reporting, payment of dividends and other public company requirements. Other expenses also increased including normal annual salary increases as well as expenses related to implementation of new benefit plans. These expenses can be expected to continue to increase as benefit plans such as the Employee Stock Option Plan and Management Stock Bonus Plan are implemented.

     Income Taxes. Effective tax rates during the two six-month periods were comparable as there were no changes in statutory tax rates.

     Liquidity Resources. The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. The Association's liquidity ratio averaged 33.5% during the month of March 1996 compared to 27.0% at March 1995. One of the items providing cash to the Association was cash from the sale of $2.5 million in whole loans. This increase was offset by cash used to repurchase 59,512 shares of the Company's common stock for $729,022. The primary recurring source of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturing investments, and funds provided from operations. These are managed in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The Association continues to maintain the ability to borrow from the Federal Home Loan Bank of Atlanta as an alternative to supplement the Association's liquidity needs.




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
              NONE

Item 2.  Changes in Securities
              NONE

Item 3.  Defaults upon Senior Securities.
              NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

     Information concerning the annual meeting held on January 23, 1996, is contained under this item in the Form 10-QSB for the quarter ending December 31, 1995, and is incorporated herein by reference.

Item 5.  Other Information
             NONE

Item 6.  Exhibits and Reports on Form 8-K

      (a) See Exhibit Index

      (b) The Registrant announced on February 23, 1996, that its Board of Directors had authorized the repurchase of up to 5% of its 1,190,250 outstanding shares of common stock or 59,512 shares. The Company has filed the necessary regulatory application and received a letter of non-objection from the Office of Thrift Supervision ("OTS"). The repurchased shares will become authorized but unissued shares and may be utilitized for general corporate and other purposes.

                      CCF HOLDING COMPANY AND SUBSIDIARY


                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CCF HOLDING COMPANY


   Date: May 15, 1996          By: /s/ David B. Turner
                                   David B. Turner
                                   President and Chief Executive Officer


   Date: May 15, 1996          By: /s/ Thomas L. Sawyer
                                   Thomas L. Sawyer
                                   Vice-President and
                                   Chief Financial Officer

                          CCF HOLDING AND SUBSIDIARY




                                 EXHIBIT INDEX




Exhibit No.                       Description


11.      Computation of Per Share Earnings