Form 10QSB
period 1996-06-30
CCF HOLDING CO
filed 1996-08-14
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended:   June 30, 1996
                                  -------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                to
                               --------------    ---------------

Commission file number: 0-25846

                               CCF HOLDING COMPANY
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Georgia                                      58-2173616
             -------                                      ----------
  (State or Other Jurisdiction                         (I.R.S. Employer
     of Incorporation or                               Identification No.)
       Organization)

                              101 North Main Street
                            Jonesboro, Georgia 30236
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 478-8881
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No
    ----    ----

Number of shares  outstanding of each of the issuer's  classes of common equity:
As of August 5, 1996, there were issued and outstanding 1,017,665 shares of the registrant's common stock.

      Transitional Small Business Disclosure Format (check one):

Yes      No   X
    ----    ----

                                   FORM 10-QSB
                                      INDEX

PART I.   FINANCIAL INFORMATION                                    Page

      Item 1. Financial Statements:

               Consolidated Balance Sheets as of
               June 30, 1996 and September 30, 1995.................1

               Consolidated Statements of Income
               for the three months and nine months ended
               June 30, 1996 and June 30, 1995......................2

               Consolidated Statements of Cash Flows
               for the nine months ended
               June 30, 1996 and June 30, 1995......................3

               Notes to Consolidated Financial Statements...........4

      Item 2. Management's Discussion and Analysis or
              Plan of Operation.....................................6

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

      Item 3. Defaults upon Senior Securities.......................8

      Item 4. Submission of Matters to a Vote
                 of Securities Holders..............................8

      Item 5. Other Information.....................................8

      Item 6. Exhibits and Reports on Form 8-K......................8

Signatures

PART I.  FINANCIAL INFORMATION
- ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   June 30,        September 30,
                                                     1996              1995
                                                     ----              ----

         ASSETS

Cash and due from banks                          $  1,972,300         1,972,853
Interest-bearing deposits in other
   financial institutions                             714,853         6,474,593
Investments                                        15,190,657        15,671,353
Mortgage-backed securities                         10,690,944         7,896,074
Federal Home Loan Bank stock, at cost               1,013,200         1,013,200
Loans receivable, net                              48,095,587        45,196,343
Accrued interest receivable                           542,398           524,848
Premises and equipment, net                           912,820           865,816
Real estate owned                                        -               75,626
Other assets                                          192,114           131,662
                                                  ------------      -----------

            Total assets                         $ 79,324,873        79,822,368
                                                  ============      ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

   Deposits                                      $ 60,695,510        61,131,515
   Federal Home Loan Bank advances                    500,000               -
   Advance payments by borrowers for
     property taxes and insurance                     302,250           662,850
   Deferred income taxes                              606,306           502,166
   Dividends payable                                  212,108               -
   Other liabilities                                  202,134           204,079
                                                  -----------      ------------

            Total liabilities                      62,518,308        62,500,610
                                                  -----------       -----------
Stockholders' equity:
   Preferred stock, no par value; 1,000,000 shares
     authorized; none issued and outstanding             -                 -
   Common stock, $.10 par value; 4,000,000 shares
     authorized; 1,130,738 shares issued and
     outstanding                                      113,074           119,025
   Additional paid-in-capital                      10,249,948        10,964,983
   Unearned ESOP shares                              (648,000)         (720,000)
   Retained earnings                                6,897,714         6,935,879
   Net unrealized holding gains on investment
     and mortgage-backed securities
     available for sale                               193,829            21,871
                                                 ------------        ----------

            Total stockholders' equity             16,806,565        17,321,758
                                                 ------------        ----------
            Total liabilities and
              stockholders' equity               $ 79,324,873        79,822,368
                                                 ============        ==========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                Three Months Ended         Nine  Months Ended
                                                     June 30,                   June 30,
                                               -----------------------   -----------------------
                                                  1996         1995         1996         1995
                                               ----------   ----------   ----------   ----------

Interest and dividend income:
   Loans                                       $  977,213      877,370    2,854,636    2,647,887
   Interest-bearing deposits in
     other financial institutions                  16,885       38,780      106,667       61,308
   Investment securities - taxable                227,199      167,840      725,347      514,028
   Investment securities - tax free                 1,917         --          5,349         --
   Mortgage-backed securities                     162,610      103,807      442,021      319,254
   Dividends on Federal Home Loan Bank stock       18,264       18,696       55,043       56,652
                                               ----------   ----------   ----------    ---------
         Total interest and dividend income     1,404,088    1,206,493    4,189,063    3,599,129

Interest expense - deposit accounts               611,378      655,141    1,914,065    1,800,256
                                               ----------   ----------   ----------   ----------
         Net interest income                      792,710      551,352    2,274,998    1,798,873

Provision for loan losses                           7,354         --         21,817        5,080
                                               ----------   ----------   ----------   ----------
         Net interest income after provision
           for loan losses                        785,356      551,352    2,253,181    1,793,793
                                               ----------   ----------   ----------   ----------

Other income:

   Loan fees and service charges on deposit
      accounts                                     87,530       67,391      246,226      206,458
   Gain on sale of loans                             --           --         36,435         --
   Other operating income                          21,915       15,770       79,611      141,640
                                               ----------   ----------   ----------   ----------
         Total other income                       109,445       83,161      362,272      348,098
                                               ----------   ----------   ----------   ----------

Other expenses:

   Salaries and employee benefits                 309,239      281,645      893,502      852,816
   Occupancy                                      133,064      110,917      364,888      322,976
   Federal insurance premiums                      34,886       34,884      111,904      106,063
   Other                                          128,116       91,365      384,219      270,043
                                               ----------   ----------   ----------   ----------
         Total other expenses                     605,305      518,811    1,754,513    1,551,898
                                               ----------   ----------   ----------   ----------

Income before income taxes                        289,496      115,702      860,940      589,993

Income tax expense                                 97,583       26,113      295,610      194,774
                                               ----------   ----------   ----------   ----------

         Net income                            $  191,913       89,589      565,330      395,219
                                               ==========   ==========   ==========   ==========

Net income per share                           $      .18         --            .52         --
                                               ==========   ==========   ==========   ==========

Weighted average shares outstanding            $1,064,738         --      1,096,000         --
                                               ==========   ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                       1996                   1995

Cash flows from operating activities:
   Net income                                                                    $   565,330                395,219
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Provision for loan losses                                                       21,817                  4,103
      Gain on sale of loans                                                          (36,435)                    --
      Depreciation expense                                                            58,043                 75,349
      Management stock bonus plan expense                                             15,036                     --
      Accretion of discounts                                                          (7,633)               (14,923)
      Amortization of premiums                                                        35,383                 25,162
      Amortization of deferred loan fees                                              19,089                 15,842
      Deferred income tax (benefit) expense                                          (25,426)                11,125
      Increase in accrued interest receivable                                        (17,550)                (5,155)
      Decrease (increase) in other assets                                             15,174               (403,608)
      Decrease in other liabilities                                                   (1,945)              (181,857)
                                                                                 -----------            -----------
         Net cash provided by (used in) operating  activities                        640,883                (78,743)
                                                                                 -----------            -----------

Cash flows from investing activities:
   Proceeds from sale of mortgage-backed securities                                  622,753                     --
   Proceeds from maturing investment securities                                    6,569,798              1,499,219
   Purchases of investment securities held to maturity                            (8,819,292)            (2,013,281)
   Principal repayments on mortgage-backed securities                              1,252,006                678,852
   Purchase of mortgage-backed securities held to maturity                        (4,681,008)                    --
   Loan (originations) repayments, net                                            (5,358,936)               (10,892)
   Purchases of premises and equipment                                              (105,047)               (23,701)
   Proceeds from sale of investments                                               3,000,307                500,000
   Proceeds from sale of loans                                                     2,455,221                     --
                                                                                 -----------            -----------
          Net cash  (used  in)  provided  by  investing  activities               (5,064,198)               630,197
                                                                                 -----------            -----------
Cash flows from financing activities:
   Net increase (decrease) in savings and demand
     deposit accounts                                                                274,039              9,124,915
   Federal Home Loan Bank advances                                                   500,000                     --
   Net (decrease) increase in certificates of deposits                              (710,044)             3,142,415
   Net decrease in advance payments by
     borrowers for property taxes and insurance                                     (360,600)              (230,583)
   Dividends Paid                                                                   (391,387)                    --
   Stock repurchase                                                                 (729,022)                    --
   ESOP stock                                                                         80,036                     --
                                                                                 -----------            -----------
        Net cash (used in) provided by financing activities                       (1,336,978)            12,036,747
                                                                                 -----------            -----------
        Decrease (increase) in cash and cash equivalents                          (5,760,293)            12,588,201

Cash and cash equivalents at beginning of period                                 $ 8,447,446              2,694,844
                                                                                 -----------            -----------
Cash and cash equivalents at end of period                                       $ 2,687,153             15,283,045
                                                                                 ===========            ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                                 $ 1,922,575              1,815,012
                                                                                 ===========            ===========
   Income taxes paid                                                             $   260,954                278,278
                                                                                 ===========            ===========
Supplemental disclosure of non cash investing and financing activities:
   Real estate acquired through foreclosure of the
       loan receivable                                                           $        --                 57,631
                                                                                 ===========            ===========


See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements of CCF Holding Company and Subsidiary (the "Company") for the three and nine month periods ended June 30, 1996 and June 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1996.

2.  Accounting Policies
    -------------------

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

3.  Recent Accounting Pronouncements
    --------------------------------

During 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 required impaired loans to be measured based on the present value of expected future cash flows, discounted at the loans's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosures," which amends the requirements of SFAS No. 114 regarding interest income recognition and related disclosure requirements. The Company adopted SFAS No. 114 and SFAS No. 118 on October 1, 1995, on a prospective basis, and based on the level of impaired loans, the effect of adoption of SFAS No. 114 and SFAS No. 118 was not material. At June 30, 1996, the Company had $725,833 of impaired loans (non-performing) with a general valuation allowance of $431,348.

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

4.  Reclassifications
    -----------------

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

5.  Mutual-to-Stock Conversion
    --------------------------

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

6.  Cash Dividend
    -------------

On June 11, 1996 the Company declared its second semi-annual cash dividend of $0.20 per share to stockholders of record on June 30, 1996. These dividends were paid on July 15, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at June 30, 1996 and September 30, 1995

The Company's overall financial condition has remained almost unchanged with only a slight decrease in assets of approximately $.5 million between September 30, 1995 and June 30, 1996. The Company's interest earning deposits in other financial institutions have decreased $5.8 million or 89.0% and have been reinvested into higher earning assets. These include primarily an increase in mortgage loans which have shown an increase of $2.9 million or 6.4% between September 30, 1995 and June 30, 1996, as well as mortgage-backed securities which also increased $2.8 million or 35.4% over the same period.

The Company's stockholders' equity decreased $515,193 or 2.97% between September 30, 1995 and June 30, 1996. This was largely the result of the declaration of the two semiannual dividends totaling $603,495 and the repurchase of 59,512 shares or 5% of the Company's stock totaling $729,022. This was offset largely by net income for the nine month period of $565,330 and an increase (net of tax) of $171,958 in the market value of the investments available for sale portfolio. Clayton County Federal Savings and Loan Association, the wholly owned subsidiary of the Company, exceeds all minimum regulatory capital requirements of the Office of Thrift Supervision ("OTS") and maintains a "well capitalized" status.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1996 and
1995

   Net Income The Company's net income for the three month period ended June 30, 1996 was $191,913 which was an increase of 114.2% over net income of $89,589 for the same period in 1995. This increased revenue has been largely the result of continued use of the net proceeds of the initial stock offering being invested into high yielding loans, investments and mortgage-backed securities. While other expenses, on a dollar basis, have shown an increase of $86,494 or 16.7% between the three months ended June 30, 1995 and June 30, 1996, the ratio of the other expenses to total interest and dividend income has shown little change and stands at approximately 43% for both periods.

   Net Interest Income Net interest income for the three months ended June 30, 1996 was $241,358 or 43.8% greater than for the same period in 1995. The total interest and dividend income for the three months ended June 30, 1996 increased $197,595 or 16.4% over the same period in 1995. The continued return on the deployment of net stock proceeds have boosted this to its higher level. The Association's cost of savings showed a decrease of $43,763 or 6.7% for the three months ended June 30, 1996 as compared to three months ended June 30, 1995. This has resulted from the repricing of the Association's maturing deposits at lower rates which have prevailed in the market area. The Association decreased the rates being paid on both the regular savings accounts as well as all transaction accounts effective January 1, 1996. The Association implemented another rate reduction in these accounts effective July 1, 1996.

   Provision for Loan Losses The Association has made a provision for loan losses totaling $7,500 during the three months period ended June 30, 1996, offset by recovery of $146. There was no provision for the same period in 1995. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews its list of classified assets, including those loans and assets listed as non-performing. However, there can be no assurances that further additions will not be needed and any losses that may occur are not expected to exceed the amount provided by the allowance.

   Other Expenses Other expenses for the three months ended June 30, 1996 increased $86,494 or 16.7% over the same period in 1995. This increase is the direct result of additional operating expenses as a public company and the effect of increased compensation expense from salary and the implementation of the Employee Stock Option Plan and the Management Stock Bonus Plan benefit packages. These benefit packages may result in increased compensation expense in future periods.

   Income Taxes Effective tax rates during each three-month period were comparable as there were no changes in statutory tax rates.

   Liquidity Resources The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. The Association's liquidity ratio averaged 27.9% during June 1996 compared to 32.0% during the same month in 1995. The Association manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, the maturity of investments, and funds provided from operations. The Association activated its borrowing abilities at the Federal Home Loan Bank of Atlanta to meet immediate cash needs. The Association anticipates maturing investments will be used to repay these advances in the near future. The ability to borrow serves as an alternative to supplement the Association's liquidity needs.

Comparison of Operating Results for the Nine Months Ended June 30, 1996 and 1995

   Net Income The Company's net income of $565,330 for the nine months ended June 30, 1996 was $170,111 or 43.0% greater than the same period in 1995 of $395,219. The increase resulted principally from the return associated with the investing of the net proceeds from the Company's initial stock offering as well as the reduction in interest on the deposits of the Association.

   Net Interest Income Net interest income of $2.3 million for the nine months ended June 30, 1996 was 26.5% greater than for the same period a year earlier of $1.8 million. While total interest and dividend income increased $589,934 or 16.4%, total cost of savings on deposit accounts also increased $113,809 or 6.3% for the nine months ended June 30, 1996 compared to June 30, 1995. Assuming market interest rates remain stable or decline, the Company continues to anticipate that cost of savings should decrease in the near future. Maturing certificates of deposit, which were priced at higher rates to produce market share, should be repriced at then lower current prevailing interest rates. Loan demand is showing improvement and the Company is expecting to add new loan products to enhance efforts to improve earnings.

   Provision for Loan Losses The provision for loan losses increased to $21,817 for the nine months ended June 30, 1996 compared to $5,080 at June 30, 1995. The Association has experienced minimal losses on loans but has continued to establish additional provision to cover additional loan growth and any potential losses which might occur in the future. Management periodically evaluates the allowance for loan losses, including a review of economic conditions, volume of new lending and collateral offered for new loans. There can be no assurances that additional provisions for loan losses will not be necessary in the future.

   Other Expenses The Company's operating expenses for the nine months ended June 30, 1996 increased $202,615 or 13.1% to $1.8 million from $1.6 million for the same period in 1995. However, the ratio of other expenses to total interest and dividend income showed a decline from 43.1% at June 30, 1995 to 41.9% at June 30, 1996. This absolute increase in other expenses was attributable primarily
                                        7
to increased expenses resulting from being a public company. Increases were also attributable to normal annual salary increases, as well as, expenses related to the implementation of new benefit plans. These expenses can be expected to continue to increase as benefit plans such as the Employee Stock Option Plan and Management Stock Bonus Plan are implemented.

   Income Taxes Effective tax rates during the two nine-month periods were comparable as there were no changes in statutory tax rates.

   Liquidity Resources The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. One of the items providing cash during the first nine months of operation to the Association was cash from the sale of $2.5 million in whole loans. This increase was offset by cash used to repurchase 59,512 shares of the Company's common stock for $729,022. The primary recurring source of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturing investments, and funds provided from operations. These are managed in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The Association continues to maintain the ability to borrow from the Federal Home Loan Bank of Atlanta as an alternative to supplement the Association's liquidity needs.

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings.

      NONE

Item 2.  Changes in Securities.

      NONE

Item 3.  Defaults upon Senior Securities.

      NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

      Information concerning the annual meeting held on January 23, 1996, is contained under this item in the Form 10-QSB for the quarter ending December 31, 1995, and is incorporated herein by reference.

Item 5.  Other Information.

      NONE

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   11.  Computation of Per Share Earnings.
            27.  Financial Data Schedule.

      (b) The Registrant announced on July 3, 1996, that its Board of Directors had authorized the repurchase of up to 10% of its 1,130,738 outstanding shares of common stock up to 113,073 shares. The Company has filed the necessary regulatory application and received a letter of non-objection from the Office of Thrift Supervision ("OTS"). The repurchased shares will become authorized but unissued shares and may be utilized for general corporate and other purposes.

                       CCF HOLDING COMPANY AND SUBSIDIARY

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CCF HOLDING COMPANY

   Date:  August 13, 1996                     BY:\s\ David B. Turner
                                                 -------------------
                                                   David B. Turner
                                                   President and
                                                   Chief Executive Officer

   Date:  August 13, 1996                     BY:\s\ Thomas L. Sawyer
                                                 --------------------
                                                   Thomas L. Sawyer
                                                   Vice-President and
                                                   Chief Financial Officer