Form 10KSB40
period 1996-09-30
CCF HOLDING CO
filed 1996-12-30
CIK 943033

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1996,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _________________________ to _________________________.


Commission File No. 0-25846

                              CCF HOLDING COMPANY
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

Georgia                                                        58-2173616
---------------------------------------------               -------------------
(State or Other Jurisdiction of Incorporation               I.R.S. Employer
or Organization)                                            Identification No.

101 North Main Street, Jonesboro, Georgia                         30236
---------------------------------------------               -------------------
(Address of Principal Executive Offices                          (Zip Code)

Issuer's Telephone Number, Including Area Code:              (770) 478-8881
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                                    ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
-------------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      YES X NO____.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $5,987,580

      As of December 13, 1996 there were issued and outstanding 915,900 shares of the registrant's Common Stock.

      The registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "CCFH." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 13, 1996, was $10.9 million.

Transition Small Business Disclosure Format (check one)
YES_______      NO  X

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996
          (Part II)

      2.  Portions   of  the  Proxy   Statement   for  the  Annual   Meeting  of
          Stockholders. (Part III)

PART I

Item 1.  Description of Business
--------------------------------

General

      CCF Holding Company (the "Company") is a Georgia corporation which was organized in March 1995 at the direction of Clayton County Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a mutual to stock form of organization (the "Conversion"). On July 11, 1995, the Association completed its conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Association retains a specified amount of its assets in housing-related investments. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Association include the Company unless the context otherwise indicates.

      The Association is a federally chartered stock savings and loan association which originally commenced business in 1955. The Association operates a traditional savings and loan business, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") and have been insured by the SAIF and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1955. The principal sources of funds for the Association's lending activities are deposits and the amortization, repayment, and maturity of loans and investment securities. The Association does not rely on brokered deposits. Principal sources of income are interest on loans and investment securities. The Association's principal expense is interest paid on deposits.

Market Area and Competition

      The Association's primary market area is Clayton County, Georgia, where the Association operates three offices. Clayton County is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta's Hartsfield International Airport. The Association also solicits deposits and makes loans in the adjacent market area of Fayette and Henry counties in Georgia. To a much lesser extent, the Association also makes loans in Coweta, Rockdale, Spalding, and Lamar counties, Georgia.

      The Association competes for deposits with financial institutions located in metropolitan Atlanta, super-regional banks, and several fairly new local financial institutions. Loan competition comes from the same sources and mortgage companies. The Association is the only savings association headquartered in any of the three counties of Clayton, Henry, or Fayette.

      Due to their size, many of the Association's competitors possess greater financial and marketing resources. The Association competes for savings accounts by offering depositors competitive interest rates and a high level of personal service. The Association competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and contractors.

Lending Activities

      General. The principal lending activity of the Association is the origination for its portfolio of adjustable-rate and fixed-rate loans secured by one- to four-family residential real estate. Many of these loans conform to secondary market guidelines. The Association also originates some nonconforming first mortgage loans to serve community needs. To a much lesser extent, the Association also originates construction loans and provides financing for nonresidential real estate and consumer loans.

      Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Association's loan portfolio in dollar amounts and in percentages of the loan portfolio as of the dates indicated.

                                                 At September 30,
                                   --------------------------------------------
                                          1996                     1995
                                   --------------------     -------------------
                                   Amount       Percent     Amount      Percent
                                   ------       -------     ------      -------
                                             (Dollars in Thousands)

Mortgage Loans:

  Residential (1-4 family)....      $45,510      80.79%     $42,754      89.12%
  Construction................        7,056      12.53        2,777       5.79
  Nonresidential..............        2,698       4.79        1,720       3.59
Consumer Loans:
  Secured personal............          566       1.01          415       0.86
  Automobile..................          306       0.54          200       0.42
  Other.......................          194       0.34          109       0.22
                                    -------    -------      -------    -------
    Total loans receivable....       56,330     100.00%      47,975     100.00%
                                    -------    =======      -------    =======
Less:
  Undisbursed proceeds on
    loans in process..........       (3,790)                 (1,937)
  Unamortized loan origination
    fees and costs, net.......         (500)                   (433)
  Allowance for loan losses...         (540)                   (409)
                                    -------                 -------
    Total loans, net..........      $51,500                 $45,196
                                    =======                 =======


      Loan Maturity Tables. The following table sets forth the maturity of the Association's loan portfolio at September 30, 1996. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totalled $15.2 million and $8.0 million for the years ended September 30, 1996 and 1995, respectively. Adjustable-rate mortgage loans are shown as maturing based on repricing dates.

                                             September 30, 1996
                                  -------------------------------------------
                                   Within     One to Five  After Five
                                  One Year       Years        Years     Total
                                  --------    -----------  ----------   -----
                                               (In Thousands)

Residential real estate mortgage   $24,067       $1,521      $19,922   $45,510
Real estate construction.....        7,056           --           --     7,056
Other mortgage...............        2,698           --           --     2,698
Consumer and other installment         759          307           --     1,066
                                    ------       ------       ------     -----
  Total......................      $34,580       $1,828      $19,922   $56,330
                                    ======        =====       ======    ======

      The following table sets forth the dollar amount of all loans due after September 30, 1997, which have fixed interest rates and which have floating or adjustable interest rates. Adjustable-rate mortgage- loans ("ARMs") are shown based on repricing dates.



                                         Fixed Rate         Adjustable Rate
                                       ---------------      -----------------
                                       Amount  Percent      Amount    Percent     Total
                                       ------  -------      ------     ------     -----
                                                   (Dollars in Thousands)

Residential real estate mortgage.     $20,417   36.25%      $1,026       1.82%   $21,443
Consumer and other installment...         307    0.55           --         --        307
                                      -------   -----       ------       ----    -------
  Total..........................     $20,724   36.80%      $1,026       1.82%   $21,750
                                      =======   =====       ======       ====    =======



      One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Association's primary market area. The Association originates both adjustable-rate and fixed-rate residential mortgage loans.

      The Association offers ARMs that adjust every year and have terms of up to 30 years. Generally, the interest rate adjustments on ARMs are based on the National Average Contract Rate for the Purchase of Previously Occupied Homes as announced by the Federal Home Loan Bank ("FHLB") of Atlanta. ARMs have interest rate floors of one-half percentage point below the initial interest rate and carry an interest rate ceiling of 5% above the initial rate of the loans. The maximum change on any adjustment date is 2%. The Association considers the market factors and competition's rate on loans as well as its own cost of funds when determining the rates on the loans that it offers.

      ARMs may be made at up to 95% of the loan to value ratio. The Association does not originate ARMs with negative amortization.

      The Association also offers conventional fixed-rate mortgage loans with terms of up to 30 years. The fixed-rate mortgages may be sold in the secondary mortgage market with servicing retained by the Association.

      The Association offers home equity lines of credit, which are revolving lines of credit secured by a first or second mortgage on an owner occupied property, and which are accessible to the customers by either writing a check or requesting an advance at a branch office of the Association. The rate on such loans is adjustable monthly, based on the highest prime rate published in The Wall Street Journal plus 2%, with a ceiling of 18%.

      Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Association's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. When the Association makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value.

      The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by the Association reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. The Association requires an independent appraisal, title insurance or an attorney's opinion, flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by the Association. The Association reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

      While one- to four-family residential real estate loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed-rate residential mortgage loans in the Association's loan portfolio contain due-on-sale clauses providing that the Association may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Association enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

      Construction Lending. The Association engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and on a limited basis, for commercial properties. Almost all of the Association's construction loan properties are located in the Association's market area and nearby counties.

      Construction loans are made to builders on a speculative basis and to owners for construction of their primary residence. Loans for speculative housing construction are made to area builders after a background check has been made. Construction loans on one- to four-family properties are limited to a maximum loan-to-value ratio of 90% and have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan. Whether or not the construction of the property is complete or the property securing the loan has been sold, construction loans on nonresidential properties are generally limited to a maximum loan-to-value ratio of 70% and also have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan.

      Construction loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by an Association representative. Accrued interest on loan disbursements is paid monthly. At September 30, 1996, the Association had $4.5 million in construction loans outstanding secured by unsold properties, with $2.5 million in loans in process (funds being held for construction progress) outstanding and attributed to these loans.

      Construction loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Association's permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Association, and the loans generally provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by a title insurance company that will insure the Association against mechanics' liens or whose credit, financial statements, and experience have been approved by the Association. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At September 30, 1996, there was $2.5 million outstanding in construction loans to owner/borrowers with $1.3 million outstanding in loans in process allocated to these projects. The Association originated $9.2 million and $1.3 million in construction loans on one- to four-family properties during the fiscal years ended September 30, 1996 and 1995, respectively.

     Nonresidential Real Estate Loans. The Association originates nonresidential real estate loans, which represent a small but growing portion of the Association's lending activities. At September 30, 1996, outstanding nonresidential real estate loans amounted to $2.7 million. At September 30, 1996, the largest nonresidential real estate loan had a balance of $900,000 and was secured by a day care center and was performing.

      Nonresidential real estate loans consist of permanent loans secured by small office buildings, churches, shopping centers, and other nonresidential buildings. Nonresidential real estate secured loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser which has been previously approved by the Association. Nonresidential real estate loans are generally originated on an adjustable-rate basis with the interest rate adjusting annually and have terms of up to 20 years.

      Consumer and Other Loans. Regulations permit federally chartered savings associations to make secured and unsecured consumer loans up to 35% of the Association's assets. In addition, the Association has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by savings accounts. The Association offers consumer loans in order to provide its customers a wider range of products and to reduce its interest rate risk.

      Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, and home improvement loans. As of September 30, 1996, these consumer loans totaled $1.1 million, or 1.89% of the Association's total loan portfolio. Substantially all of the Association's consumer loans have fixed rates of interest.

      The underwriting standards employed by the Association for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

      Loan Underwriting Risks. The retention of ARMs in the Association's portfolio helps to reduce the Association's exposure to changes in interest rates. However, there are unquantifiable credit risks that could result from potential increased payments to the borrower as a result of the repricing of ARMs. It is possible that during periods of rapidly rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest cost to the borrower. In addition, although ARMs allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds.

      Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, it may be necessary for the Association to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Association is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Association will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Association has sought to lessen this risk by limiting construction lending to qualified borrowers in the Association's market area and by limiting the number of construction loans outstanding at any time.

      Loans secured by nonresidential real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by nonresidential real estate is typically dependent upon the successful operation or management of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Association seeks to reduce these risks in a variety of ways, including limiting the size of such loans and analyzing the financial condition of the borrower, the quality of the collateral, and the management of the property securing the loan. The Association also obtains personal guarantees and appraisals on each property.

      Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the collateral and the lack of demand for used automobiles.

      Loan Purchases and Sales. Generally, if the Association determines that loan sales are desirable for interest rate risk management or other purposes, the Association may sell its 15 to 30 year, fixed-rate 80% or more loan-to-value conventional loans. The Association uses standard Federal Home Loan Mortgage
Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") documentation for its conventional loans. The Association sells loans directly to FHLMC and FNMA. Loans are generally sold with servicing retained and without recourse.

      During the past five fiscal years, the Association has not purchased loans.

      The table below indicates the Association's origination and sales of loans during the periods indicated.

                                                      Year Ended September 30,
                                                      ------------------------
                                                           1996      1995
                                                      ------------ -----------
                                                            (In Thousands)

Total gross loans receivable at beginning of period...    47,975   $46,284
                                                         -------   -------
Loans originated:

  Residential (1 to 4 family) ........................    11,645     7,608
  Construction loans .................................     9,221     1,287
  Consumer loans .....................................     1,675       371
  Other ..............................................     3,443       409
                                                         -------   -------
Total loans originated ...............................    25,984     9,675
                                                         -------   -------

Loans sold:

  Residential (1 to 4 family) ........................     2,455        --

Loans purchased ......................................        --        --

Other loan activity:

  Loan principal repayments ..........................    15,174     7,984
                                                         -------   -------
Total gross loans receivable at end of period ........   $56,330   $47,975
                                                         =======   =======


      Loan Processing and Servicing Fees. In addition to interest earned on loans, the Association recognizes fees and service charges that consist primarily of fees charged for loan originations and loans serviced for others and late charges. The Association recognized loan servicing fees of $55,000 and $24,000 for the years ended September 30, 1996 and 1995, respectively. As of September 30, 1996, the Association had $500,000 of unamortized net loan origination fees deferred under Generally Accepted Accounting Principles ("GAAP"). As of September 30, 1996, loans serviced for FHLMC and FNMA totalled $7.9 million. At September 30, 1996, the Association was servicing $387,000 of loans for Habitat for Humanity for which it does not charge loan servicing fees.

      Loans to One Borrower. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under federal law and OTS regulations, generally limit loans-to-one borrower to the greater of $500,000 or an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). The largest amount outstanding to one borrower at September 30, 1996 was approximately $1.8 million.

      Loan Delinquencies. Loans past due more than 90 days are placed on nonaccrual and are individually examined for potential losses and the ultimate collectibility of funds due. Loans are deemed to have no loss exposure if the value of the property securing the loan exceeds the receivable balance on the loan or collection is probable. Specific reserves are established to recognize losses on nonaccruing loans on a case-by-case basis.

      Nonperforming Loans. The following table sets forth the aggregate amount of restructured loans and loans which were contractually past due more than 90 days as to principal or interest payments as of the dates indicated and which are considered impaired loans.

                                                             At September 30,
                                                          ----------------------
                                                            1996         1995
                                                          --------     ---------
                                                          (Dollars in Thousands)

Nonperforming loans:

  Restructured .......................................     $    --      $   --
  Nonaccrual (more than 90 days past due).............         601         175
                                                           -------      ------
      Total nonperforming loans ......................     $   601      $  175
                                                           =======      ======

Ratio of nonperforming loans as a percentage of
  total loans, net ...................................        1.17%       0.39%
Ratio of nonperforming loans as a percentage of
  total assets .......................................        0.75%       0.22%


      During the years ended September 30, 1996 and 1995, gross interest income of $18,000 and $6,000, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended September 30, 1996 and 1995 was approximately $35,000 and $8,000, respectively.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the then current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Association's internal watch list because of potential weakness but which do not warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may recommend the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. At September 30, 1996 the Association had a general loan loss allowance of $538,000.

      At September 30, 1996, the Association had approximately $1.7 million of problem loans, $1.7 million of which were classified as substandard and $2,000 of which were classified as loss. As of September 30, 1996, the Association had $738,000 of loans which were classified as special mention. Substandard and special mention assets consist of 56 residential real estate loans, none of which exceeded $198,000, five consumer loans, and two non-residential loans. The Association believes that its allowance for loan losses is adequate to cover potential losses on loans, however, no assurance can be given that the Association will not be required to increase such allowance in future periods.

      Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.



                                                               Years ended September 30,
                                                               -------------------------
                                                                    1996        1995
                                                               ------------  -----------
                                                                 (Dollars in Thousands)

Total average loans outstanding ...............................   $ 47,293    $ 44,322
                                                                  ========    ========
Allowance balance (at beginning of period) ....................   $    409    $    430
Provisions for loan losses ....................................        130           5
Charge-offs:
  Real estate .................................................         --         (25)
  Consumer ....................................................         --          (1)
Recoveries:
  Consumer ....................................................          1          --
                                                                  --------    --------
Allowance balance (at end of period) ..........................   $    540    $    409
                                                                  ========    ========
Allowance for loan losses as a percent of net  loans receivable
  at end of period ............................................       1.05%       0.90%
Net loans charged off as a percent of average loans
  outstanding .................................................         --%       0.06%
Ratio of allowance for loan losses to total loans delinquent 90
  days or more at end of period ...............................      89.90%     233.71%
Ratio of allowance for loan losses to total loans delinquent 90 days or more and other nonperforming assets at end of
  period ......................................................      89.90%     162.95%


      The allowance is an amount that management has determined to be adequate, through its allowance for loan losses methodology, to absorb losses inherent in existing loans and commitments to extend credit. The allowance is determined through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers' ability to pay.

      Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the allowance for loan losses by loan category and the percent of loans in each loan category to total loans for the periods indicated.



                                                    At September 30,
                                       ----------------------------------------------
                                              1996                   1995
                                       ----------------------  ----------------------
                                                 Percent of              Percent of
                                                Loans in each          Loans in each
                                                 Category to             Category to
                                       Amount    Total Loans   Amount    Total Loans
                                       ------   -------------  ------  --------------
                                                   (Dollars in Thousands)

Balance at end of period applicable to:
Permanent mortgage..................     $316       80.79%      $279        89.12%
Construction........................       52       12.53         21         5.79
Nonresidential......................      155        4.79         94         3.59
Consumer............................       17        1.89         15         1.50
                                          ---      ------        ---       ------
    Total ..........................     $540      100.00%      $409       100.00%
                                          ===      ======        ===       ======


      Real Estate Owned. Real estate acquired by the Association as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Association had no real estate owned at September 30, 1996.

Investment and Mortgage-backed Securities Activities

      Investment Securities. The Association is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments, such as the common stock of the FHLB of Atlanta. The Association has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Association's loan origination, deposit withdrawals, and other activities.

      Mortgage-backed Securities. The Association's mortgage-backed securities portfolio consists of participation certificates issued by FHLMC, FNMA, and the Government National Mortgage Association ("GNMA") and secured by interests in pools of conventional mortgages originated by other financial institutions.

      Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging up to 30 years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

      At September 30, 1996, the Company transferred all mortgaged-backed securities from held to maturity to available for sale. During the years ended September 30, 1996 and 1995, the Company sold $372,000 and $0, respectively, of available for sale mortgage-backed securities.

      The following table sets forth certain information relating to the Company's investment and mortgage-backed securities portfolios at the dates indicated.



                                                      At September 30
                                      --------------------------------------------------
                                               1996                   1995
                                      -------------------------  -----------------------
                                            Amortized    Fair      Amortized      Fair
                                              Cost       Value       Cost         Value
                                      ---------------- --------  ------------   --------
                                                         (In Thousands)

Securities held to maturity:
  U.S. Treasury and U.S. government
    agency obligations..............        $    --     $    --      $ 8,981     $ 8,951
                                            -------     -------      -------     -------
  Mortgage-backed securities:

    FHLMC...........................             --          --        2,509       2,576
    FNMA............................             --          --        3,447       3,437
    GNMA............................             --          --        1,447       1,452
                                            -------     -------      -------     -------
    Total...........................             --          --        7,403       7,465
                                            -------     -------      -------     -------
    Total securities held to maturity            --          --       16,384      16,416
                                            -------     -------      -------     -------

Securities available for sale:
  U.S. Treasury and U.S. government
    agency obligations..............         11,405      11,334        6,009       6,000
  Equity security...................            783       1,170          644         690
  Municipal securities..............            869         849           --          --
                                            -------     -------      -------     -------
    Total...........................         13,057      13,353        6,653       6,690
                                            -------     -------      -------     -------

  Mortgage-backed securities:

    FHLMC...........................          3,229       3,201          495         493
    FNMA............................          5,357       5,239           --          --
    GNMA............................          1,665       1,585           --          --
                                            -------     -------      -------     -------
    Total...........................         10,251      10,025          495         493
                                            -------     -------      -------     -------
    Total securities available for sale      23,308      23,378        7,148       7,183
                                            -------     -------      -------     -------
    Total investment and mortgage-backed
      securities portfolio..........        $23,308     $23,378      $23,532     $23,599
                                            =======     =======      =======     =======


      Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company's investment and mortgage-backed securities portfolio at September 30, 1996. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                       As of September 30, 1996
                             -------------------------------------------------------------------------------------------------------
                              One Year or Less  One to Five Years   Five to Ten Years  More than Ten Years             Total
                             ------------------ ------------------ ------------------ -------------------- -------------------------
                                       Weighted           Weighted           Weighted            Weighted           Weighted
                             Amortized  Average Amortized  Average Amortized  Average  Amortized  Average Amortized  Average  Fair
                               Cost      Yield    Cost      Yield    Cost      Yield     Cost      Yield    Cost      Yield   Value
                             --------- -------- --------- -------- --------  -------- ---------- -------- --------  --------- -----
                                                                      (Dollars in Thousands)

Securities available for sale:
  U.S. Treasury and U.S
   government agency
   obligations .............. $1,421    5.3%     $9,984    6.3%    $   --      --%      $   --      --%  $11,405     6.2%   $11,334
  Mortgage-backed securities.    566    6.7       1,959    5.8      3,486     6.4        4,240     6.9    10,251     6.6     10,025
  Equity security............     --     --          --     --         --      --          783      --       783      --      1,170
  Municipal securities(1)....     --     --         250    4.7        200     4.9          419     6.0       869     5.4        849
                              ------    ---     -------    ---     ------     ---       ------     ---    ------     ---    -------
Total investment and mortgage-
  backed securities portfolio $1,987    5.7%    $12,193    6.2%    $3,686     6.3%      $5,442     5.8%   $23,308    6.1%   $23,378
                              ======    ===     =======    ===     ======     ===       ======     ===    =======    ===    =======

---------------------
(1) The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

Sources of Funds

      General. The major sources of the Association's funds for lending and other investment purposes are deposits, scheduled principal repayments, and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Association also has access to advances from the FHLB of Atlanta.

      Deposits. Customer deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, passbook savings, money market deposit, term certificate accounts, and individual retirement accounts ("IRAs"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate.

      The interest rates paid by the Association on deposits are set weekly based upon an evaluation of the following factors: (i) the Association's anticipated need for cash and the timing of that desired cash flow; (ii) the interest rates offered by other local financial institutions and the degree of competition the Association wishes to maintain; (iii) the cost of borrowing from other sources versus the cost of acquiring funds through customer deposits; and
(iv) the Association's anticipation of future economic conditions and related interest rates.

      The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 1996.

         Maturity                    Amount
---------------------------      --------------
                                 (In Thousands)

3 months or less...........        $    466
3-6 months.................             722
6-12 months................             561
Over 12 months.............             752
                                   --------
                                   $  2,501
                                   ========

Borrowings

      Deposits are the primary source of funds of the Association's lending and investment activities and for its general business purposes. The Association may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Association's stock in the FHLB of Atlanta and a portion of the Association's first mortgage loans and certain other assets. The Association, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 1996, the Association had $2.5 million in unsecured FHLB advances.

Subsidiary Activity

      The Company has one wholly owned subsidiary, the Association, which is chartered under the laws of the United States. The Association is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1%
of assets when such additional investment is utilized primarily for community development purposes. At September 30, 1996, the Association had one wholly-owned subsidiary, CCF Financial Services, Inc. CCF Financial Services, Inc., a Georgia corporation, was formed in 1996 to enter into a leasing arrangement with a third party corporation to offer nondeposit investment products to customers of the Association. The Association's investment in its subsidiary totalled $1,000 at September 30, 1996.

Personnel

      As of September 30, 1996, the Association had 38 full-time and three part-time employees. The Company does not have any employees other than officers. None of the Association's employees are represented by a collective bargaining group.

Regulation

      Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Association. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Association and not for the benefit of stockholders of the Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of a domestic building and loan association as set forth in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualifies as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Association - Qualified Thrift Lender Test."

Regulation of the Association

      General. As a federally chartered, SAIF-insured savings association, the Association is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Association is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Association and prepares reports for the consideration of the Association's Board of Directors on any deficiencies that are found in the Association's operations. The Association's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents.

      The Association must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Association, and their operations.

      Insurance of Deposit Accounts. The Association's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1996, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Association's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the assessment for the Association totalled $398,000. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level; however, the range of premiums had not been determined as of September 30, 1996.

      Pursuant to the Act, the Association will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Association's annual Fico Bond premium would have been approximately $40,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

      Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets.

      As shown below, the Association's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1996:

                                                     Percent of
                                                      Adjusted
                                         Amount        Assets
                                         -------     ----------
                                         (Dollars in Thousands)

Tangible Capital:
Regulatory requirement..............    $  1,176          1.50%
Regulatory capital..................      12,413         15.83
                                          ------         -----
  Excess............................     $11,237         14.33%
                                          ======         =====
Core Capital:
Regulatory requirement..............     $ 2,353          3.00%
Regulatory capital..................      12,413         15.83
                                          ------         -----
  Excess............................     $10,060         12.83%
                                          ======         =====
Risk-Based Capital:
Regulatory requirement..............     $ 2,755          8.00%
Regulatory capital..................      12,951         37.60
                                          ------         -----
  Excess............................     $10,196         29.60%
                                          ======         =====


      Net Portfolio Value. In recent years, the Association has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities, and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 100 to 400 basis point increases and decreases in market interest rates.

      NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. Institutions, such as the Association, with less than $300 million in total assets and a risk-based capital ratio in excess of 12% are exempt from filing information with the OTS and are exempt from making a deduction from capital. Because the Association is not subject to the rule, the following table presents the Association's NPV at September 30, 1996, as calculated by the Federal Home Loan Bank of Atlanta and based on Federal Home Loan Bank of Atlanta assumptions utilizing raw data voluntarily provided to the Federal Home Loan Bank of Atlanta by the Association.

      The Association utilizes the NPV calculations to manage its interest rate risk by establishing a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates. The greater the change in NPV, positive or negative, the more interest rate risk is assumed to exist with the institution. However, computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Association may undertake in response to changes in interest rates.

  Change Interest     Estimated   Amount of    Percent of     Percentage
Rates (basis points)     NPV      Change(1)      NPV(2)     Change from Base
--------------------  ---------   ---------    ----------   ----------------
                            (Dollars in Thousands)

       +400           $11,551     (4,754)         93.08%        (29.16)%
       +300            12,799     (3,506)        103.13         (21.50)
       +200            14,047     (2,258)        113.19         (13.85)
       +100            15,176     (1,129)        122.29          (6.92)
        --             16,305        --          131.38             --
       -100            17,060        755         137.47           4.63
       -200            17,815      1,510         143.55           9.26
       -300            18,143      1,838         146.20          11.28
       -400            18,472      2,167         148.84          13.29



-----------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.

      The Association is exempt from deducting the interest rate risk component from its risk-based capital due to its asset size and level of risk-based capital. Based on the table, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates.

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Association may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Association below the amount required for the liquidation account to be established pursuant to the Association's Plan of Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of September 30, 1996, the Association was a Tier 1 institution. In the event the Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

      In contrast, the Company has fewer restrictions on dividends. During the fiscal years ended September 30, 1996 and 1995, the dividend payout ratio (dividends declared per share divided by net income per share) of the Company was 122.22% and 0%, respectively.

      Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Association maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Association was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. However, at September 30, 1996, the Association was in compliance with this requirement.

Item  2.  Description of Property
---------------------------------

      (a) Properties.

      The Company owns no real property but utilizes the offices of the Association. The Association operates from its main office and two branch offices, all of which are owned by the Association.

      The Association obtains rental income through the leasing of space in its main office building and an office building and small house adjacent to its Forest Park Branch. During the fiscal years ended September 30, 1996 and 1995, such rental income was $49,000, and $51,000, respectively.

      (b) Investment Policies.

      See "Item 1. Business" above for a general description of the Association's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Association's investment policies are reviewed and approved by the Board of Directors of the Association, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Association's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation - Regulation of the Association," and "Item 2. Description of Property. (a) Properties" above.

     (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation - Regulation of the Association."

     (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," and "Item 1. Business - Regulation -

Regulation of the Association."

      (c)  Description of Real Estate and Operating Data.

      Not Applicable.

Item  3.  Legal Proceedings
---------------------------

      The Company and the Association, from time to time, are party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings, on properties in which the Association holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Association. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

      The information contained under the section captioned "Stock Market Information" in the Company's Annual Report for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis or Plan of Operation" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

      The Company's consolidated financial statements in the Annual Report are incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      Not Applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

      The information contained under the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and
Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on January 23, 1997 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

      The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

      (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

(a)(1) The Consolidated Financial Statements, including the notes thereto, and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.

      1.       Independent Auditors' Report

      2.       CCF Holding Company and Subsidiaries

               (a)  Consolidated  Balance  Sheets at September 30, 1996 and 1995

               (b) Consolidated Statements of Income for the years ended September 30, 1996, 1995, and 1994

               (c) Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995, and 1994

               (d) Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995, and 1994

               (e) Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

          3.1  Articles of Incorporation of CCF Holding Company*

          3.2  Bylaws of CCF Holding Company*

          3.3  Management Stock Bonus Plan**

          10.2 1995 Stock Option Plan**

          10.3 Employment Agreement with David B. Turner

          13 Annual Report to Stockholders for the fiscal year ended September 30, 1996.

          21   Subsidiaries of the Registrant

          23   Consent of KPMG Peat Marwick LLP

          27   Financial Data Schedule

(b)            Reports on Form 8-K.

               None.

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.


--------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 15, 1995 (File No. 33-90612)

** Incorporated by reference to the Registrant's proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995 (File No. 0-25846)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CCF HOLDING COMPANY

Dated:  December 26, 1996                    By:/s/ David B. Turner
                                                -------------------------------
                                                David B. Turner
                                                President, Chief Executive
                                                  Officer, and Director (Duly
                                                  Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ David B. Turner                   By: /s/ John B. Lee, Jr.
      -----------------------------------       -------------------------------
      David B. Turner                           John B. Lee, Jr.
       President, Chief Executive Officer,      Chairman of the Board
        and Director (Principal Executive
        Officer)

Date: December 26, 1996                     Date: December 26, 1996


By:   /s/ Edwin S. Kemp, Jr.                By: /s/ Charles S. Tucker
      ----------------------------------        -------------------------------
      Edwin S. Kemp, Jr.                        Charles S. Tucker
      Director                                  Treasurer, Secretary, and
                                                  Director

Date: December 26, 1996                     Date: December 26, 1996


By:   /s/ Joe B. Mundy                      By: /s/ Thomas L. Sawyer
      ---------------------------------         -------------------------------
      Joe B. Mundy                              Thomas L. Sawyer
      Director                                  Vice President and Chief
                                                 Financial Officer
                                                 (Principal Accounting and
                                                  Financial Officer)

Date: December 26, 1996                     Date: December 26, 1996