Form 10QSB
period 1996-12-31
CCF HOLDING CO
filed 1997-02-14
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended:
                                ------------------

[X] Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from October 1, 1996 to December 31, 1996
                               ---------------    -----------------

Commission file number: 0-25846


                               CCF HOLDING COMPANY
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Georgia                                 58-2173616
  ----------------------------                    ----------------
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

Yes   X      No
     ---        ---

Number of shares  outstanding of each of the issuer's  classes of common equity:
As of February 10, 1997, there were issued and outstanding 865,000 shares of the registrant's common stock.

        Transitional Small Business Disclosure Format (check one):

Yes           No  X
     ---         ---

                                   FORM 10-QSB
                                      INDEX

PART I.   FINANCIAL INFORMATION Page

        Item 1. Financial Statements:

                        Consolidated Balance Sheets as of
                        December 31, 1996 and September 30, 1996 .  .  .  .  1

                        Consolidated Statements of Income
                        for the three months ended

                        December 31, 1996 and December 31, 1995 .  .  .  .   2

                        Consolidated Statements of Cash Flows
                        for the three months ended

                        December 31, 1996 and December 31, 1995 .  .  .  .   3

                        Notes to Consolidated Financial Statements .  .  .   5

        Item 2. Management's Discussion and Analysis or Plan of Operation .  7


PART II.  OTHER INFORMATION

        Item 1.         Legal Proceedings .  .  .  .  .  .  .  .  .  .  .    9

        Item 2.         Changes in Securities .  .  .  .  .  .  .  .  .  .   9

        Item 3.         Defaults upon Senior Securities .  .  .  .  .  .     9

        Item 4.         Submission of Matters to a Vote
                          of Securities Holders .  .  .  .  .  .  .  .  .    9

        Item 5.         Other Information .  .  .  .  .  .  .  .  .  .  .    9

        Item 6.         Exhibits and Reports on Form 8-K .  .  .  .  .  .    9

Signatures .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    10

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                     December 31,    September 30,
                                                                         1996             1996
                                                                     ------------    -------------
                                                                      (Unaudited)       (Audited)

        ASSETS
        ------

Cash and due from banks                                              $  2,059,373       2,133,135
Interest-bearing deposits in other financial institutions               2,688,113         512,610
Investment securities available for sale                                6,473,228      13,353,381
Mortgage-backed securities available for sale                           9,310,804      10,024,936
Federal Home Loan Bank stock, at cost                                   1,013,200       1,013,200
Loans receivable, net                                                  64,376,355      51,499,574
Accrued interest and dividends receivable                                 438,000         511,072
Premises and equipment, net                                             1,871,417       1,119,628
Real estate owned                                                            --              --
Other assets                                                              278,807         115,004
                                                                     ------------      ----------
                        Total assets                                 $ 88,509,297      80,282,540
                                                                     ============      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
        Deposits                                                     $ 66,766,840      61,821,674
        Advance payments by borrowers for
          property taxes and insurance                                    153,134         531,105
        Deferred income taxes                                             352,940         206,536
        Federal Home Loan Bank advances                                 7,500,000       2,500,000
        Savings Association Insurance Fund
          assessment payable                                                 --           397,568
        Dividends payable                                                 429,038           6,188
        Other liabilities                                                 169,722         379,565
                                                                     ------------      ----------
                        Total liabilities                              75,371,674      65,842,636
                                                                     ------------      ----------

Stockholders' Equity:
        Preferred stock, no par value; 1,000,000 shares
          authorized; none issued and outstanding                            --              --
        Common stock, $.10 par value; 4,000,000 shares
          authorized; 915,900 shares issued and outstanding                91,590         119,025
        Additional paid-in-capital                                      7,470,917      10,971,714
        Retained earnings                                               6,475,785       6,809,054
        Unearned ESOP shares                                             (612,000)       (630,000)
        Unearned compensation                                            (371,304)       (371,304)
        Treasury stock, at cost                                          (202,519)     (2,502,009)
        Net unrealized holding gains on investment and
          mortgage-backed securities available for sale                   285,154          43,424
                                                                     ------------      ----------
                        Total stockholders' equity                     13,137,623      14,439,904
                                                                     ------------      ----------
                        Total liabilities and stockholders' equity   $ 88,509,297      80,282,540
                                                                     ============      ==========

See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           December 31,
                                                                     -----------------------
                                                                       1996          1995
                                                                     ---------    ----------
Interest and dividend income:
        Loans (including fees)                                      $1,208,917      932,046
        Interest-bearing deposits in other financial institutions       18,727       60,180
        Investment securities                                          123,746      249,812
        Mortgage-backed securities                                     153,800      140,161
        Dividends on Federal Home Loan Bank stock                       18,465       18,515
                                                                     ---------    ---------
                Total interest and dividend income                   1,523,655    1,400,714

Interest expense:
        Deposit accounts                                               631,824      662,425
        Federal Home Loan Bank advances                                 64,263         --
                                                                     ---------    ---------
                Total interest expense                                 696,087      662,425

                Net interest income                                    827,568      738,289

Provision for loan losses                                                6,851        7,625
                Net interest income after provision
                  for loan losses                                      820,717      730,664
                                                                     ---------    ---------

Other income:
        Loan fees and service charges on deposit accounts              113,926       79,535
        Other operating income                                          36,517       24,926
                                                                     ---------    ---------
                Total other income                                     150,443      104,461
                                                                     ---------    ---------
Other expenses:
        Salaries and employee benefits                                 483,099      284,848
        Occupancy                                                      117,212      114,932
        Federal insurance premiums                                      26,948       42,060
        Other                                                          205,560      110,372
                                                                     ---------    ---------
                Total other expenses                                   832,819      552,212
                                                                     ---------    ---------

                Income before income taxes                             138,341      282,913

Income tax expense                                                      48,760       98,738
                                                                     ---------    ---------
                Net income                                          $   89,581      184,175
                                                                    ==========    =========

Net income per share                                                $      .10          .16
                                                                    ==========    =========

Weighted average shares outstanding                                    893,512    1,118,850
                                                                    ==========    =========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                         ----------------------------
                                                                              1996              1995
                                                                         ------------      ----------

Cash flows from operating activities:
        Net income                                                       $     89,581         184,175
        Adjustments to reconcile net income to net cash
          provided by operating activities:
                Provision for loan losses                                       6,851           7,625
                Depreciation expense                                           39,597          25,704
                Accretion of discounts                                        (15,659)         (6,783)
                Amortization of premiums                                       26,703          11,967
                Amortization of unearned compensation                          22,555            --
                Amortization of deferred loan fees                            (36,312)        (26,694)
                Net gain on sale of investment securities and
                   mortgage-backed securities                                  (1,955)           --
                Deferred income tax benefit                                      --           (11,428)
                Decrease (increase) in accrued interest and
                   dividends receivable                                        73,072         (14,748)

                Decrease in other assets                                     (163,803)         52,964
                Payment of Savings Association Insurance
                   Fund assessment                                           (397,568)           --
                (Decrease) increase in other liabilities                     (232,398)          9,581
                                                                         ------------      ----------
                   Net cash (used in) provided by operating activities       (589,336)        232,363
                                                                         ------------      ----------
Cash flows from investing activities:
        Proceeds from called investment securities
           available                                                          500,000            --
        Proceeds from sales of investment securities
           available for sale                                               6,489,946            --
        Proceeds from maturing investment securities
           available for sale                                                    --         2,500,000
        Purchases of investment securities held to maturity                      --        (4,498,645)
        Principal repayments on mortgage-backed securities                    505,458         350,116
        Proceeds from sales of mortgage-backed securities
           available for sale                                                 477,926            --
        Purchase of mortgage-backed securities held to maturity                  --        (1,971,908)
        Loan (originations) repayments, net                               (12,847,320)     (1,802,833)
        Purchases of premises and equipment                                  (791,386)        (34,232)
        Sale of real estate owned                                                --            75,626
                                                                         ------------      ----------
                   Net cash used in investing activities                   (5,665,376)     (5,381,876)
                                                                         ------------      ----------


                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months Ended
                                                                             December 31,
                                                                    ---------------------------
                                                                         1996           1995
                                                                    ------------     ----------
Cash flows from financing activities:
        Net increase in savings and demand
          deposit accounts                                             2,029,967        186,557
        Net increase (decrease) in certificates of deposits            2,915,199       (152,949)
        Increase in Federal Home Loan Bank advances                    5,000,000           --
        Net decrease in advance payments by
          borrowers for property taxes and insurance                    (377,971)      (559,659)
        ESOP shares committed                                             18,000           --
        Common stock purchased and retired                            (1,228,742)          --
                                                                    ------------     ----------
                  Net cash provided by financing activities            8,356,453       (526,051)
                                                                    ------------     ----------
                  Increase (decrease) in cash and cash equivalents     2,101,741     (5,675,564)
Cash and cash equivalents at beginning of period                     $ 2,645,745      8,447,446
                                                                    ------------     ----------

Cash and cash equivalents at end of year                             $ 4,747,486      2,771,882
                                                                     ===========     ==========

Supplemental disclosure of cash flow information:
        Interest paid                                                $   696,087        662,425
                                                                     ===========     ==========
        Income taxes paid                                            $   165,000         98,738
                                                                     ===========     ==========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statement for the three month periods ended December 31, 1996 and December 31, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

As discussed in note 6, the Company has changed its year-end from September 30 to December 31. The results of operations for the three months ended December
31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1997.

2.  Accounting Policies
    -------------------

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 filed with the Securities and Exchange Commission.

3.  Reclassifications
    -----------------

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

4.  Mutual-to-Stock Conversion
    --------------------------

In fiscal 1995, Clayton County Federal Savings and Loan Association (the "Association") formed CCF Holding Company to acquire 100 percent of the capital stock of the Association upon its conversion from the mutual to stock form of ownership. The Association's conversion and the Company's common stock offering were completed on July 11, 1995, with the sale of 1,190,250 shares of $0.10 par value common stock at $10 per share (including 72,000 shares acquired by the Employee Stock Ownership Plan "ESOP" of the Association). The Company received net proceeds of $10,364,008, of which $5,182,004 was simultaneously transferred to the Association in exchange for all of the Association's common stock. For purposes of presenting net income per share, only post conversion net income is considered.

5.  Cash Dividend
    -------------

On December 11, 1996 the Company declared a semi-annual cash dividend of $0.25 per share and a special cash dividend of $0.25 per share to stockholders of record on December 25, 1996. These dividends were paid on January 15, 1997.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Change in Year-end
    ------------------

On December 10, 1996, the Company's board of directors approved a change in the Company's year-end from September 30 to December 31.

7.  Repurchase of Common Stock
    --------------------------

The Company has retired 190,250 shares of common stock held as treasury stock at September 30, 1996. In addition, the Company purchased and retired an additional 84,100 shares of the Company's common stock as of December 31, 1996.

8.  Name Change
    -----------

Effective February 4, 1997, the Office of Thrift Supervision ("OTS") gave approval for the Association to change its name to Heritage Bank. This name will be phased in to all markets by mid-March 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at December 31, 1996 and September 30, 1996

The Company's assets increased 10.2%, or $8.2 million, between September 30, 1996 and December 31, 1996. This increase was primarily due to the increase in loans receivable to $64.4 million at December 31, 1996, up $12.9 million from $51.5 million at September 30, 1996. The asset increase was also attributed to the Company's $2.2 million increase in interest-bearing deposits in other financial institutions and the $752,000 increase in premises and equipment. The Company continued with its plans to open two new full service offices in McDonough and Fayetteville, Georgia. The OTS approval was received during the quarter for both offices. The Company plans to open the Fayetteville office during the quarter ended March 31, 1997 and the McDonough office during the quarter ended June 30, 1997. These increases were funded by the Company's reinvestment of investment and mortgage-backed securities into higher interest yielding loans receivable. Investment and mortgage-backed securities decreased $7.6 million, or 32.5%, to $15.8 million at December 31, 1996 from $23.4 million to at September 30, 1996. The Company's growth in assets was also funded by the $4.9 increase in deposits which grew to $66.8 million at December 31, 1996 from $61.8 million at September 30, 1996. The Company has also utilized its ability to obtain short-term Federal Home Loan Bank advances which increased to $7.5 million from $2.5 million at September 30, 1996.

Stockholders' equity decreased $1.3 million, or 9.0%, from $14.4 million at September 30, 1996 to $13.1 million at December 31, 1996. This decrease was the result of the Company's repurchase of 84,100 shares of its common stock for $1.3 million and the declaration of a $0.25 dividend per share totaling $423,000. The net decrease in stockholders' equity was partially offset by an increase of $242,000 in the unrealized holding gains on investment and mortgage-backed securities available for sale. The ratio of stockholders' equity as a percent of total assets decreased to 14.8% at December 31, 1996 from 18.0% at September 30, 1996. Book value per share decreased to $14.61 as December 31, 1996 from $14.68 at September 30, 1996.

Comparison of Operating Results for the Three Months Ended December 31, 1996 and 1995

        Net Income The Company's net income of $89,581 for the three-month period ended December 31, 1996 decreased by $95,000 or 51.4% from net income of $184,175 for the same period in 1995. This decrease was primarily due to an increase of $123,000, or 8.8%, in total interest and dividend income, offset by a larger increase of $198,000, or 70.0%, in salaries and employee benefits.

        Net Interest Income Net interest income for the three-month period ended December 31, 1996 increased $89,000, or 12.1%, from $738,000 in 1995 to $828,000 for the same period in 1996. The increase in the average balance of loans receivable during the three-month period ended December 31, 1996, compared to the same period in 1995, resulted in an increase in interest income from loans to $1.2 million from $932,000, respectively, an increase of $277,000, or 29.7%. Conversely, investment and mortgage-backed securities interest income declined $112,000 for the same reason from 1996 to 1995 to $278,000 from $390,000, respectively. Interest expense on deposits decreased $31,000 due to lower market interest rates paid, while interest expense of FHLB advances increased $64,000 due to new borrowings by the Company.

        Provision for Loan Losses The Association's provision for loan losses remained relatively constant for the three months ended December 31, 1996 compared to the same period in 1995 by decreasing to $6,851 from $7,625, respectively. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed and any losses that may occur are not expected to exceed the amount provided by the allowance.

     Other Income Other income increased $46,000, or 44.0%, to $150,00 in the three-month period ended December 31, 1996 from $104,000 for the same period in 1995. This increase was primarily the result of increases in loans fees and service charges on deposit accounts attributable to the underlying increases in the respective loan and deposit bases of the Company.

     Other Expense Other expenses for the three months ended December 31, 1995 increased from $552,000 for the three-month period ended December 31, 1995 to $833,000 for the same period in 1996, an increase of $281,000, or 50.8%. This increase is primarily due to the $198,000 increase in salaries and employee benefit expenses which increased to $483,099 for the same period in 1996 from $285,000 in 1995. The number of Company employees has grown by 9 during the last three months in an effort to support the growth plans of the Company, largely in the area of loan originations in new and existing loan products.

     Income Taxes Effective tax rates during the two three-month periods were comparable as there were no changes in statutory tax rates.

     Liquidity Resources The Company's wholly-owned subsidiary, Clayton County Federal Savings and Loan Association (the "Association") is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision
(OTS) regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. The Association's liquidity ratio averaged 26.7% during December 1996 compared to 33.5% during the month of December 1995. The Association manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans, the sale and maturity of investment and mortgage-backed securities, short-term Federal Home Loan Bank advances and funds provided by operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities

         NONE

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on January 23, 1997, the following individuals were elected to the Board of Directors:

                                         For           Withheld
                                       -------         --------
            Edwin S. Kemp              724,384            102
            Joseph B. Mundy            724,484              2

The following directors had terms of office that continued after the meeting:

            David B. Turner            John B. Lee, Jr.
            Charles S. Tucker

The following proposal was approved at the Company's Annual Meeting:

                                                                      For           Against         Abstain
        1.  Ratify the appointment of KPMG Peat Marwick LLP as
            independent auditors for the fiscal year ending
            December 31, 1997.                                      724,461             0              25

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) A Current Report on Form 8-K (Item 8), dated December 10, 1996, was filed during the quarter for which this report is filed.

                       CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               CCF HOLDING COMPANY

        Date: February 13, 1997                BY:  \s\ David B. Turner
                                                    ----------------------------
                                                    David B. Turner
                                                    President and
                                                    Chief Executive Officer



        Date: February 13, 1997                BY:  \s\ Thomas L. Sawyer
                                                    ----------------------------
                                                    Thomas L. Sawyer
                                                    Vice-President and
                                                    Chief Financial Officer