Form 10QSB
period 1997-03-31
CCF HOLDING CO
filed 1997-05-14
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:            March 31, 1997
                                           --------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                                --------------     -----------------

Commission file number: 0-25846


                               CCF HOLDING COMPANY
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Georgia                                           58-2173616
  ----------------------------                           -------------------
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

Yes   X     No
    ----        -----

Number of shares  outstanding of each of the issuer's  classes of common equity:
As of February 10, 1997, there were issued and outstanding 865,000 shares of the registrant's common stock.

      Transitional Small Business Disclosure Format (check one):

Yes      No     X
    ---       -----

                                   FORM 10-QSB
                                      INDEX



PART I.   FINANCIAL INFORMATION                                                                 Page


      Item 1.  Financial Statements:

               Consolidated Balance Sheets as of
               March 31, 1997 and December 31, 1996 ........................................     1

               Consolidated Statements of Income
               for the three months ended
               March 31, 1997 and March 31, 1996 ...........................................     2

               Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 1997 and March 31, 1996 ...........................................     3

               Notes to Consolidated Financial Statements ..................................     5

      Item 2.  Management's Discussion and Analysis or Plan of Operation ...................     7


PART II.  OTHER INFORMATION


      Item 1.  Legal Proceedings ...........................................................     9

      Item 2.  Changes in Securities .......................................................     9

      Item 3.  Defaults upon Senior Securities .............................................     9
      Item 4.  Submission of Matters to a Vote
                 of Securities Holders .....................................................     9

      Item 5.  Other Information ...........................................................     9

      Item 6.  Exhibits and Reports on Form 8-K ............................................     9

Signatures .................................................................................    10


                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                             March 31,         December 31,
                                                                1997               1996
                                                              ---------        -----------
                                                             (Unaudited)       (Unaudited)
      ASSETS
      ------

Cash and due from banks                                     $  2,296,024       2,059,373
Interest-bearing deposits in other financial institutions        707,912       2,688,113
Investment securities available for sale                       5,339,083       6,473,228
Mortgage-backed securities available for sale                  3,820,813       9,310,804
Federal Home Loan Bank stock, at cost                          1,013.200       1,013,200
Loans receivable, net                                         70,600,474      64,376,355
Accrued interest and dividends receivable                        348,075         438,000
Premises and equipment, net                                    1,988,747       1,871,417
Real estate owned                                                     --              --
Other assets                                                     825,627         278,807
                                                            ------------    ------------

            Total assets                                    $ 86,939,955      88,509,297
                                                            ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Liabilities:
   Deposits                                                 $ 72,193,234      66,766,840
   Advance payments by borrowers for
     property taxes and insurance                                221,067         153,134
   Deferred income taxes                                         303,078         352,940
   Federal Home Loan Bank advances                             1,500,000       7,500,000
   Dividends payable                                              24,028         429,038
   Other liabilities                                             253,761         169,722
                                                            ------------    ------------

            Total liabilities                                 74,495,168      75,371,674
                                                            ------------    ------------

Stockholders' Equity:
   Preferred stock, no par value; 1,000,000 shares
     authorized; none issued and outstanding                          --              --
   Common stock, $.10 par value; 4,000,000 shares
     authorized; 915,900 shares issued and outstanding            86,500          91,590
   Additional paid-in-capital                                  6,688,736       7,470,917
   Retained earnings                                           6,506,409       6,475,785
   Unearned ESOP shares                                         (594,000)       (612,000)
   Unearned compensation                                        (424,195)       (371,304)
   Treasury stock, at cost                                       (50,641)       (202,519)
   Net unrealized holding gains on investment and
     mortgage-backed securities available for sale               231,978         285,154
                                                            ------------    ------------

            Total stockholders' equity                        12,444,787      13,137,623

            Total liabilities and stockholders' equity      $ 86,939,955      88,509,297
                                                            ============    ============

See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                   1997          1996
                                                               -----------   ----------
Interest and dividend income:
   Loans (including fees)                                      $1,384,888      945,377
   Interest-bearing deposits in other financial institutions       31,490       29,601
   Investment securities                                           70,136      251,764
   Mortgage-backed securities                                      75,237      139,251
   Dividends on Federal Home Loan Bank stock                       18,113       18,264
                                                               ----------   ----------
            Total interest and dividend income                  1,579,864    1,384,257
                                                               ----------   ----------

Interest expense:
   Deposit accounts                                               732,268      639,880
   Federal Home Loan Bank advances                                 42,875           --
                                                               ----------   ----------
            Total interest expense                                775,143      639,880
                                                               ----------   ----------

            Net interest income                                   804,721      744,377

Provision for loan losses                                          19,000        6,838
                                                               ----------   ----------

            Net interest income after provision
              for loan losses                                     785,721      737,539
                                                               ----------   ----------

Other income:
   Loan fees and service charges on deposit accounts              155,667       79,161
   Other operating income                                          84,139       69,209
   Net gain on sale of investment and
      mortgage-backed securities                                  176,714           --
   Net gain on sale of loans                                       24,647           --
                                                               ----------   ----------
            Total other income                                    441,167      148,370
                                                               ----------   ----------

Other expenses:
   Salaries and employee benefits                                 685,509      289,166
   Occupancy                                                      198,583      116,891
   Federal insurance premiums                                       9,921       34,958
   Other                                                          283,391      156,364
                                                               ----------   ----------
            Total other expenses                                1,177,404      597,379
                                                               ----------   ----------

            Income before income taxes                             49,484      288,530
Income tax expense                                                 18,860       99,288
                                                               ----------   ----------
            Net income                                         $   30,624      189,242
                                                               ==========   ==========

Net income per share                                           $      .04          .17
                                                               ==========   ==========

Weighted average shares outstanding                               814,808    1,100,813
                                                               ==========   ==========


See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                               ----------------------------
                                                                    1997            1996
                                                               ------------      ----------
Cash flows from operating activities:
   Net income                                                  $    30,624        189,242
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for (recovery of) loan losses                       19,000        (23,700)
      Depreciation expense                                          55,775          5,739
      Accretion of discounts                                       (65,838)       (15,034)
      Amortization of premiums                                         888         18,279
      Amortization of unearned compensation                                            --
      Amortization of deferred loan fees                            (5,998)        19,886
      Net gain on sale of investment securities and
         mortgage-backed securities                               (176,714)            --
      Net gain on sale of loans                                    (24,647)            --
      Deferred income tax benefit                                       --        (13,998)
      Decrease (increase) in accrued interest and
         dividends receivable                                       89,925        (29,049)
      Increase in other assets                                    (546,820)       (45,851)
      (Decrease) increase in other liabilities                     181,148       (134,661)
                                                               -----------    -----------
         Net cash (used in) provided by operating activities      (442,657)       (29,147)
                                                               -----------    -----------

Cash flows from investing activities:
   Proceeds from maturing investment securities
      available for sale                                           914,405      4,069,798
   Proceeds from sales of investment securities
      available for sale                                           353,488             --
   Purchases of investment securities held to maturity                  --     (2,659,255)
   Principal repayments on mortgage-backed securities
      available for sale                                           423,346        491,621
   Proceeds from sales of mortgage-backed securities
      available for sale                                         4,895,237        622,753
   Proceeds from maturing mortgage-backed securities
      available for sale                                           176,286             --
   Purchase of mortgage-backed securities held to maturity              --     (1,364,604)
   Loan (originations) repayments, net                          (8,016,043)    (2,299,526)
   Proceeds from sale of loans                                   1,803,569      2,455,221
   Purchases of premises and equipment                            (173,105)            --
   Sale of real estate owned                                            --             --
                                                               -----------    -----------
         Net cash provided by investing activities                 377,183      1,316,008
                                                               -----------    -----------


                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                   1997           1996
                                                                ------------    ----------
Cash flows from financing activities:
   Net (decrease) increase in savings and
     demand deposit accounts                                    (1,531,292)       271,131
   Net increase (decrease) in certificates of deposits           6,952,911       (270,814)
   Decrease in Federal Home Loan Bank advances                  (6,000,000)            --
   Net increase in advance payments by
     borrowers for property taxes and insurance                     67,933        141,542
   Dividends paid                                                 (400,235)      (391,387)
   ESOP shares committed                                            28,800         59,676
   Common stock purchased and retired                             (796,193)      (729,022)
                                                               -----------    -----------
        Net cash used in financing activities                   (1,678,076)      (918,874)
                                                               -----------    -----------

        (Decrease) increase in cash and cash equivalents        (1,743,550)       367,987
Cash and cash equivalents at beginning of period               $ 4,747,486      2,771,882
                                                               -----------    -----------
Cash and cash equivalents at end of year                       $ 3,003,936      3,139,869
                                                               ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                               $   732,268        640,021
                                                               ===========    ===========
   Income taxes paid                                                18,860        130,848
                                                               ===========    ===========


          See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statement for the three month periods ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

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

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Change in Year-end
    ------------------

On December 10, 1996, the Company's board of directors approved a change in the Company's year-end from September 30 to December 31. The Company filed its transition report on Form 10-QSB for the period from October 1, 1996 to December 31, 1996.

7.  Repurchase of Common Stock
    --------------------------

The Company retired 190,250 shares of common stock held as treasury stock at September 30, 1996. In addition, the Company purchased and retired an additional 50,900 and 84,100 shares of the Company's common stock during the three-month periods ended March 31, 1997 and December 31, 1996, respectively.

8.  Name Change
    -----------

Effective February 4, 1997, the Office of Thrift Supervision ("OTS") gave approval for the Association to change its name to Heritage Bank. This name has been fully phased in to all its markets.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at March 31, 1997 and December 31, 1996

Assets - The Company's assets decreased slightly by 1.8%, or $1.6 million, between December 31, 1996 and March 31, 1997. Loans receivable increased 9.7% to $70.6 million at March 31, 1997, up $6.2 million from $64.4 million at December 31, 1996. At the same time, cash, interest bearing deposits in other financial institutions and investment and mortgage-backed securities, combined, declined by $8.4 million, or 40.8%, to $12.2 million at March 31, 1997 from $20.5 million at December 31, 1996. Other assets increased to $826,000, of which $612,000 represents construction in progress on the Company's two new full service offices in McDonough and Fayetteville, Georgia. The Company opened its Fayetteville office in February 1997 and intends to open its McDonough office during the quarter ended June 30, 1997.


Liabilities - Total deposits during the three months ended March 31, 1997 grew to $72.2 million, an increase of $5.4, or 8.1%, from $66.8 million at December 31, 1996. This increase in deposits was used to reduce the Company's short-term borrowings with the Federal Home Loan Bank to $1.5 million at March 31, 1997 from $7.5 million at December 31, 1996.

Stockholders' Equity - Stockholders' equity decreased $693,000, or 5.3%, from $13.1 million at December 31, 1996 to $12.4 million at March 31, 1997. This decrease was primarily the result of the Company's repurchase of 50,900 shares of its common stock for $796,000 during the three months ended March 31, 1997. The ratio of stockholders' equity as a percentage of total assets decreased to 14.3% at March 31, 1997 from 14.8% at December 31, 1996. Book value per share increased to $15.19 as March 31, 1997 from $14.61 at December 31, 1996.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1997 and
1996

Performance Overview

Net Income - The Company's net income of $31,000 for the three-month period ended March 31, 1997 decreased by $158,000, or 84%, from net income of $189,000 for the same period in 1996. This decrease was primarily due to an increase of $580,000, or 97%, in other expenses, offset by gains on sales of investment and mortgage-backed securities and loans totaling $201,000.

The increase in other expenses represent costs associated with the opening, staffing and equipping of the Fayetteville and McDonough branches, as well as, the hiring of additional personnel in Heritage Bank's main branch in order to provide its customers with additional loans products. A reduction in net income compared to prior periods, as a result of these increased expenses, is expected by management of the Company to continue for the remainder of 1997 until the new branches mature and higher levels of loan and deposit activity are achieved. The Company believes that this expansion of markets, personnel, products and services should enhance long-term shareholder value and does not expect the decrease in earnings will be as great after 1997. This statement of beliefs concerning the expansion of the Company is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if new branches or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse affect on net income during 1998 and in future periods.

Net Interest Income - Net interest income for the three-month period ended March 31, 1997 increased $60,000, or 8.1%, from $744,000 in 1996 to $805,000 for the same period in 1997.  The
                                       7
increase in the average balance of loans receivable during the three-month period ended March 31, 1997, compared to the same period in 1996, resulted in a $440,000, or 46.5%, increase in interest income from loans to $1.4 million from $945,000, respectively. Conversely, investment and mortgage-backed securities interest income declined $246,000 for the same reason from 1997 to 1996 to $145,000 from $391,000, respectively. Interest expense increased $135,000 to $775,000 for the three-month period ended March 31, 1997 from $640,000 for the same period in 1996. This increase is the result of the increase in deposits and due to FHLB advances outstanding during this quarter ended March 31, 1997.

Provision for Loan Losses - The Association's provision for loan losses remained relatively constant for the three months ended March 31, 1997 compared to the same period in 1996 by increasing to $19,000 from $6,838, respectively. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed and any losses that may occur are not expected to exceed the amount provided by the allowance.

Other Income - Other income increased 197%, or $293,000, to $441,000 in the three-month period ended March 31, 1997 from $148,000 for the same period in 1996. This increase was the result of net gains on sales of investments and mortgage-backed securities totaling $177,000 and net gains on sales of loans totaling $25,000 during the quarter ended March 31, 1997. There were no such sales of interest-earning assets during the same period in 1996.

Other Expenses - Other expenses for the three months ended March 31, 1997 increased 97% from $597,000 for the three-month period ended December 31, 1996 to $1.2 million for the same period in 1997, an increase of $580,000. As discussed above under net income, this increase is the result of additional personnel hired by the Company since the three-month period ended March 31, 1996. Salaries and employee benefits increased to $685,000 as of March 31, 1997 compared to $289,000 during the same three-month period in 1996. In addition, occupancy expense increased $82,000 to $199,000 for the three-month period ended March 31, 1997 from $117,000 during the same period in 1996.

Income Taxes - Effective tax rates during the two three-month periods were comparable as there were no changes in statutory tax rates.

Liquidity Resources - The Company's wholly-owned subsidiary, Heritage Bank (the "Bank") is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. The Bank's liquidity ratio averaged 26.69% during March 1997 compared to 33.50% during the month of March 1996. The Bank manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans, the sale and maturity of investment and mortgage-backed securities, short-term Federal Home Loan Bank advances and funds provided by operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities

         NONE

Item 3.  Defaults upon Senior Securities.

          NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         Incorporated by reference from Item 4 of the Form 10-QSB for the quarter ended December 31, 1996.

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 11 - Computation of Per Share Earnings

         (b) A Form 8-K (Item 7), dated March 6, 1997, was filed during the quarter under report.

                       CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                CCF HOLDING COMPANY


   Date:   May  9 , 1997                        BY:\s\ David B. Turner
               ---                                 --------------------------
                                                   David B. Turner
                                                   President and
                                                   Chief Executive Officer


   Date:   May  9 , 1997                        BY:\s\ Mary Jo Rogers
               ---                                 --------------------------
                                                   Mary Jo Rogers
                                                   Vice President and
                                                   Chief Financial Officer