Form 10QSB
period 1997-06-30
CCF HOLDING CO
filed 1997-08-14
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 1997
                                 -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    ----------------

Commission file number: 0-25846


                               CCF HOLDING COMPANY
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Georgia                              58-2173616
-----------------------------                -------------------
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

Number of shares  outstanding of each of the issuer's  classes of common equity:
As of August 8, 1997, there were issued and outstanding 824,310 shares of the registrant's common stock.

         Transitional Small Business Disclosure Format (check one):

Yes    No X
   ---   ---

                                   FORM 10-QSB
                                      INDEX



PART I.   FINANCIAL INFORMATION                                                                    Page



         Item 1.  Financial Statements:

                      Consolidated Balance Sheets as of
                      June 30, 1997 and December 31, 1996...........................................1

                      Consolidated Statements of Income
                      for the three months and six months ended
                      June 30, 1997 and June 30, 1996 ..............................................2

                      Consolidated Statements of Cash Flows
                      for the six months ended
                      June 30, 1997 and June 30, 1996 ..............................................3

                      Notes to Consolidated Financial Statements ...................................5

         Item 2.  Management's Discussion and Analysis or Plan of Operation ........................7


PART II.  OTHER INFORMATION


         Item 1.      Legal Proceedings ...........................................................11

         Item 2.      Changes in Securities........................................................11

         Item 3.      Defaults upon Senior Securities .............................................11

         Item 4.      Submission of Matters to a Vote
                        of Security Holders .......................................................11

         Item 5.      Other Information ...........................................................11

         Item 6.      Exhibits and Reports on Form 8-K ............................................11

Signatures            .............................................................................12


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                     June 30,                 December 31,
                                                                      1997                        1996
                                                                   -----------                ------------
                                                                   (Unaudited)                (Unaudited)
         ASSETS
         ------

Cash and due from banks                                            $   4,045,597                 2,059,373
Interest-bearing deposits in other financial institutions                318,396                 2,688,113
Investment securities available for sale                               6,904,297                 6,473,228
Mortgage-backed securities available for sale                          2,684,358                 9,310,804
Federal Home Loan Bank stock, at cost                                  1,013,200                 1,013,200
Loans receivable, net                                                 81,816,033                64,376,355
Accrued interest and dividends receivable                                350,109                   438,000
Premises and equipment, net                                            2,709,860                 1,871,417
Real estate owned   -                                                      -
Other assets                                                             958,704                   278,807
                                                                     -----------               -----------

                  Total assets                                     $ 100,800,554                88,509,297
                                                                     ===========               ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
     Deposits                                                      $  78,041,819                66,766,840
     Advance payments by borrowers for
       property taxes and insurance                                      218,723                   153,134
     Deferred income taxes                                               388,031                   352,940
     Federal Home Loan Bank advances                                   9,800,000                 7,500,000
     Dividends payable                                                  230,914                    429,038
     Other liabilities                                                   342,246                   169,722
                                                                     -----------               -----------

                  Total liabilities                                   89,021,733                75,371,674
                                                                     -----------               -----------

Stockholders' Equity:
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                             -                         -
     Common stock, $.10 par value; 4,000,000 shares
       authorized; 824,310 shares issued in 1997 and
       915,900 in 1996; outstanding 820,120 in 1997
       and 899,232 in 1996                                                82,431                    91,590
     Additional paid-in-capital                                        6,042,749                 7,470,917
     Retained earnings                                                 6,316,223                 6,475,785
     Unearned ESOP shares                                               (576,000)                 (612,000)
     Unearned compensation                                              (424,195)                 (371,304)
     Treasury stock, at cost                                             (50,641)                 (202,519)
     Net unrealized holding gains on investment and
       mortgage-backed securities available for sale                     388,254                   285,154
                                                                     -----------               -----------

                  Total stockholders' equity                          11,778,821                13,137,623
                                                                     -----------               -----------

                  Total liabilities and stockholders' equity       $ 100,800,554               88,509,297
                                                                     ===========               ===========

See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                   Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                                   -------------------             ----------------
                                                                 1997            1996              1997             1996
                                                              ---------        ---------         ---------        ---------

Interest and dividend income:
     Loans                                                  $ 1,642,375          977,213         3,027,263        1,922,590
     Interest-bearing deposits in
       other financial institutions                               6,701           16,885            38,191           46,486
     Investment securities                                       63,348          229,116           133,484          480,880
     Mortgage-backed securities                                  52,560          162,610           127,797          301,861
     Dividends on Federal Home Loan Bank stock                   18,562           18,264            36,675           36,528
                                                              ---------        ---------         ---------        ---------
              Total interest and dividend income              1,783,546        1,404,088         3,363,410        2,788,345

Interest expense
     Deposit accounts                                           794,576          611,378         1,526,844        1,251,258
     Federal Home Loan Bank advances                             92,310            -               135,185            -
                                                              ---------        ---------         ---------        ---------
              Total interest expense                            886,886          611,378         1,662,029        1,251,258
                                                              ---------        ---------         ---------        ---------

              Net interest income                               896,660          792,710         1,701,381        1,537,087

Provision for loan losses                                        32,500            7,354            51,500           14,192
                                                              ---------        ---------         ---------        ---------
              Net interest income after provision
                for loan losses                                 864,160          785,356         1,649,881        1,522,895
                                                              ---------        ---------         ---------        ---------

Other income:
     Loan fees and service charges on deposit accounts          167,477           87,530           325,043          166,691
     Gain on sale of loans                                        -                -                24,647            -
     Gain on sale of investments and mortgage-backed
       securities                                               178,851            -               355,565            -
     Other operating income                                      30,639           21,915            59,530           91,124
                                                              ---------        ---------         ---------        ---------
              Total other income                                376,967          109,445           764,785          257,815
                                                              ---------        ---------         ---------        ---------

Other expenses:
     Salaries and employee benefits                             713,268          309,239         1,398,777          598,405
     Occupancy                                                  242,172          133,064           439,316          249,955
     Federal insurance premiums                                  10,709           34,886            20,630           69,844
     Other                                                      251,657          128,116           483,138          284,480
                                                              ---------        ---------         ---------        ---------
              Total other expenses                            1,217,806          605,305         2,341,861        1,202,684
                                                              ---------        ---------         ---------        ---------

Income before income taxes                                       23,321          289,496            72,805          578,026

Income tax expense                                                6,622           97,583            25,482          196,871
                                                              ---------        ---------         ---------        ---------

              Net income                                    $    16,699          191,913            47,323          381,155
                                                              =========        =========         =========        =========

Net income per share                                        $      .02               .18               .06              .35
                                                              =========        =========         =========        =========

Weighted average shares outstanding                         $   769,442        1,064,738           792,125        1,082,776
                                                              =========        =========         =========        =========


See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                              -----------------------------
                                                                                1997                1996
                                                                                ----                ----
Cash flows from operating activities:
     Net income                                                               $ 47,323             381,155
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
         Provision for loan losses                                              51,500              14,192
         Depreciation, amortization, and accretion, net                         92,226             100,688
         Amortization of management stock bonus plan expense                    97,109              15,036
         Net gain on sale of investment securities and
            mortgage-backed securities                                        (355,565)                  -
         Decrease (increase) in accrued interest and
            dividends receivable                                                87,891              (2,802)
         Increase in other assets                                             (679,897)            (37,790)
         Increase(decrease)  in other liabilities                              172,524             (25,524)
         Other, net                                                            (24,305)            (36,435)
                                                                            -----------        ------------
            Net cash (used in) provided by operating activities               (511,194)            408,520
                                                                              ---------         ----------

Cash flows from investing activities:
     Proceeds from maturing investment securities
        available for sale                                                     914,405           4,069,798
     Proceeds from sales of investment securities
        available for sale                                                     553,488           3,000,307
     Purchases of investment securities available for sale                    (989,063)              -
     Purchases of investment securities held to maturity                         -              (4,320,647)
     Principal repayments on mortgage-backed securities
        available for sale                                                     946,779             901,890
     Proceeds from sales of mortgage-backed securities
        available for sale                                                   5,261,442             622,753
     Purchase of mortgage-backed securities held to maturity                     -              (2,709,100)
     Loan (originations) repayments, net                                   (19,208,926)         (3,556,103)
     Proceeds from sale of loans                                             1,803,570           2,455,221
     Purchases of premises and equipment                                      (990,100)            (70,815)
     Sale of real estate owned                                                   -                 (75,626)
                                                                           -----------         -----------
            Net cash (used in) provided by investing activities            (11,708,405)            317,678
                                                                           ------------        -----------

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                           -------------------------------
                                                                              1997                1996
                                                                              ----                ----
Cash flows from financing activities:
     Net increase in savings and
       demand deposit accounts                                               2,081,672              87,482
     Net increase (decrease) in certificates of deposits                     9,193,307            (557,095)
     Increase in Federal Home Loan Bank advances                             2,300,000             500,000
     Net increase in advance payments by
       borrowers for property taxes and insurance                               65,589             199,059
     Dividends paid                                                           (405,010)           (391,387)
     ESOP shares allocated                                                      57,600              80,036
     Common stock repurchased and retired                                   (1,457,052)           (729,022)
                                                                           -----------          ----------
           Net cash provided by (used in) financing activities              11,836,106            (810,927)
                                                                            ----------          ----------

           Decrease in cash and cash equivalents                              (383,493)            (84,729)
Cash and cash equivalents at beginning of period                           $ 4,747,486           2,771,882
                                                                             ---------           ---------
Cash and cash equivalents at end of year                                   $ 4,363,993           2,687,153
                                                                           ===========          ==========
Supplemental disclosure of cash flow information:
     Interest paid                                                         $ 1,518,614           1,260,150
                                                                           ===========          ==========
     Income taxes paid                                                          63,860             162,216
                                                                           ===========          ==========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the three and six month periods ended June 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

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

4.  Cash Dividend
    -------------

On December 11, 1996, the Company declared a semi-annual cash dividend of $.25 per share and a special cash dividend of $.25 per share to stockholders of record on December 25, 1996. These dividends were paid on January 15, 1997.

On June 12, 1997, the Company declared a semi-annual cash dividend of $ .275 per share to stockholders of record on June 30, 1997. These dividends were paid on July 15, 1997.

5.  Change in Year-end
    ------------------

On December 10, 1996, the Company's board of directors approved a change in the Company's year-end from September 30 to December 31. The Company filed its transition report on Form 10-QSB for the period from October 1, 1996 to December 31, 1996.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Repurchase of Common Stock
    --------------------------

The Company retired 190,250 shares of common stock held as treasury stock at September 30, 1996. In addition, the Company purchased and retired an additional 91,590 and 84,100 shares of the Company's common stock during the six-month period ended June 30, 1997 and the three-month period ended December 31, 1996, respectively.


7.  Name Change
    -----------

Effective February 4, 1997, the Office of Thrift Supervision ("OTS") gave approval for the Association to change its name to Heritage Bank. This name has been fully phased in to all its markets.

8.  Recent Accounting Pronouncements
    --------------------------------

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential issuable common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The expected impact on the Company's financial statements of the provisions of SFAS No. 128 is not expected to be material.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at June 30, 1997 and December 31, 1996

Assets - The Company's assets increased by 13.1%, or $11.6 million, between December 31, 1996 and June 30, 1997. Loans receivable increased 27% to $81.8 million at June 30, 1997, up $17.4 million from $64.4 million at December 31, 1996. The Company's loan growth is primarily centered in the commercial lending and single family construction loans. Commercial loans have increased $6.2 million and construction loans by $8.7 million due primarily to the addition of new loan originators at the main office in Clayton County and entry into the Henry (McDonough) and Fayette (Fayetteville) County markets. In order to fund a portion of this loan growth, cash, interest bearing deposits in other financial institutions and investment and mortgage-backed securities, combined, decreased by $6.5 million, or 31.7%, to $14.0 million at June 30, 1997 from $20.5 million at December 31, 1996. Other assets increased to $959,000, of which $683,000 represents construction in progress on the Company's two new full service offices in McDonough and Fayetteville, Georgia. In addition, premises and equipment increased by $838,000 or 44.8% from December 31, 1996 to June 30, 1997 which is primarily due to the renovation of the bank's main office in Jonesboro and the set up of temporary banking facilities in McDonough and Fayetteville, Georgia. The Company opened temporary banking facilities in Fayetteville and McDonough, Georgia in February 1997 and April 1997, respectively.

Liabilities - Total deposits during the six months ended June 30, 1997 grew to $78.0 million, an increase of $11.2 million, or 16.8%, from $66.8 million at December 31, 1996. The increase in deposits is a result of general deposit growth at the main office in Jonesboro and the Company's entry into the Henry and Fayette county markets. Federal Home Loan Bank advances also increased $2.3 million or 31% from $7.5 million at December 31, 1996 compared to $9.8 million at June 30, 1997. The increases in deposits and Federal Home Loan Bank advances provided the necessary funding for the balance sheet growth.

Stockholders' Equity - Stockholders' equity decreased $1.3 million, or 9.9%, from $13.1 million at December 31, 1996 to $11.8 million at June 30, 1997. This decrease was primarily the result of the Company's repurchase of 91,590 shares of its common stock for $1.5 million during the six months ended June 30, 1997. In addition, the Company declared a semi-annual dividend totaling $207,000. The ratio of stockholders' equity as a percentage of total assets decreased to 11.7% at June 30, 1997 from 14.8% at December 31, 1996. Book value per share decreased to $14.29 at June 30, 1997 from $14.61 at December 31, 1996.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1997 and
1996

Performance Overview

Net Income - The Company's net income of $17,000 for the three-month period ended June 30, 1997 decreased by $175,000, or 91.3%, from net income of $ 192,000 for the same period in 1996. This decrease was primarily due to an increase of $ 613,000, or 101%, in other expenses, offset by gains on sales of investment and mortgage-backed securities of $ 179,000.

The increase in other expenses represents costs associated with the opening, staffing and equipping of the Fayetteville and McDonough offices, as well as, the hiring of additional personnel in Heritage Bank's Jonesboro office in order to provide its customers with additional loan products. A reduction in net income compared to prior periods, as a result of these increased expenses, is expected by management of the Company to continue for the remainder of 1997 until the new offices mature and higher levels of loan and deposit activity are achieved. The Company believes that this expansion of markets, personnel, products and services should enhance long-term shareholder value and does not expect the decrease in earnings will be as great after 1997. This statement of beliefs concerning the expansion of the Company is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if new offices or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse affect on net income during 1998 and in future periods.

Net Interest Income - Net interest income for the three-month period ended June 30, 1997 increased $104,000 or 13.1 %, from $793,000 in 1996 to $897,000 for the same period in 1997. The increase in the average balance of loans receivable during the three-month period ended June 30, 1997, compared to the same period in 1996, resulted in a $665,000, or 68%, increase in interest income from loans to $1.6 million from $977,000, respectively. Conversely, investment and mortgage-backed securities interest income decreased $276,000 from 1997 to 1996 to $116,000 from $392,000. The decrease was due to the liquidation of investment securities to fund loan growth. Interest expense increased $276,000 to $887,000 for the three-month period ended June 30, 1997 from $611,000 for the same period in 1996. This increase is the result of the increase in deposits and due to FHLB advances outstanding during the quarter ended June 30, 1997.

Provision for Loan Losses - The Association's provision for loan losses increased for the three month period ended June 30, 1997 compared to the same period in 1996 by increasing to $33,000 from $7,000. The increase in the provision was necessary primarily to maintain the level of loan loss to outstanding loans, due to strong growth in the loan portfolio. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed.

Other Income - Other income increased 244%, or $268,000, to $377,000 in the three-month period ended June 30, 1997 from $109,000 for the same period in 1996. This increase was primarily the result of gains on sales of investments and mortgage-backed securities of $179,000 during the three month period ended June 30, 1997. There were no sales of interest-earning assets during the same period in 1996. In addition, due to loan and deposit growth, loan fees and service charges on deposit accounts increased to $167,000 from $88,000 which also contributes to the increase in other income.

Other Expenses - Other expenses for the three month period ended June 30, 1997 increased 101% from $605,000 for the three-month period ended June 30, 1996 to approximately $1.2 million for the same period in 1997, an increase of $613,000. As discussed above under net income, this increase is the result of additional personnel hired by the Company since the three-month period ended June 30, 1996. Salaries and employee benefits increased to $713,000 for the three month period ended June 30, 1997 compared to $309,000 during the same three-month period in 1996. In addition, occupancy expense increased $109,000 to $242,000 for the three-month period ended June 30, 1997 from $133,000 during the same period in 1996.

Income Taxes - Effective tax rates during the two three-month periods were comparable as there were no changes in statutory tax rates.

Liquidity Resources - The Company's wholly-owned subsidiary, Heritage Bank (the "Bank") is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. The Bank's liquidity ratio averaged 13.0% during June 1997 compared to 27.9% during the month of June 1996. The Bank manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans, the sale and maturity of investment and mortgage-backed securities, short-term Federal Home Loan Bank advances and funds provided by operations.

Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996

Performance Overview

Net Income - The Company's net income of $47,000 for the six month period ended June 30, 1997 was $334,000 or 87.7% less than the same period in 1996 of $ 381,000. The decrease resulted principally from an increase in other expenses of $ 1.1 million or 92% from $1.2 million for the six month period ended June 30, 1996 compared to $2.3 million for the same period in 1997. This increase in other expenses was partially off-set by $356,000 in gains on sales of investments and mortgage-backed securities.

As discussed above, the increase in other expenses represents costs associated with the opening, staffing and equipping of the Fayetteville and McDonough offices, as well as, the hiring of additional personnel in Heritage Bank's Jonesboro office in order to provide its customers with additional loan products.

Net Interest Income - Net interest income for the six-month period ended June 30, 1997 slightly increased by $164,000, or 10.7%, from $1.5 million in 1996 to $1.7 million for the same period in 1997. The increase in the average balance of loans receivable during the six-month period ended June 30, 1997, compared to the same period in 1996, resulted in a $1.1 million, or 57% increase in interest income from loans to $3 million from $1.9 million. Conversely, investment and mortgage-backed securities interest income decreased $522,000 from 1997 to 1996 to $261,000 from $783,000. The decrease was due to the liquidation of investment securities to fund loan growth. Interest expense increased by $411,000 to $1.7 million for the six-month period ended June 30, 1997 from $1.3 million for the same period in 1996. This increase is the result of the increase in deposits and due to FHLB advances outstanding for the six months ended June 30, 1997.

Provision for Loan Losses - The provision for loan losses increased to $52,000 for the six month period ended June 30, 1997 compared to $ 14,000 for the six month period ended June 30, 1996. The increase in the provision was necessary primarily to maintain the level of loan loss to outstanding loans, due to strong growth in the loan portfolio.

Other Income - Other income increased 197%, or $507,000, to $765,000 in the six-month period ended June 30, 1997 from $ 258,000 for the same period in 1996. This increase was the result of gains on sales of investments of Coca Cola stock of $356,000 recognized during the six months ended June 30, 1997. There were no such sales of interest-earning assets during the same period in 1996. In addition, due to loan and deposit growth, loan fees and service charges on deposit accounts increased to $325,000 from $167,000 which also contributes to the increase in other income.


Other Expenses - Other expenses for the six months ended June 30, 1997 increased 92% from $1.2 million for the six-month period ended June 30, 1996 to $2.3 million for the same period in 1997, an increase of $1.1 million. As discussed above under net income, this increase is the result of additional personnel hired by the Company since the six-month period ended June 30, 1996. Salaries and employee benefits increased to $1.4 million for the six month period ended June 30, 1997 compared to $598,000 during the same six-month period in 1996. In addition, occupancy expense increased $189,000 to $439,000 for the six-month period ended June 30, 1997 from $250,000 during the same period in 1996.

Income Taxes - Effective tax rates during the two six-month periods were comparable as there were no changes in statutory tax rates.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities

         NONE

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibit 11 - Computation of Per Share Earnings

        (b)  No report on Form 8-K was filed during the second quarter of 1997.

                       CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CCF HOLDING COMPANY


     Date: August 11, 1997               BY:\s\ David B. Turner
           -----------------------          ------------------------------------
                                              David B. Turner
                                              President and
                                              Chief Executive Officer


     Date: August 11, 1997               BY:\s\ Mary Jo Rogers
           -----------------------          ------------------------------------
                                              Mary Jo Rogers
                                              Vice President and
                                              Chief Financial Officer