Form 10QSB
period 1997-09-30
CCF HOLDING CO
filed 1997-11-14
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      September 30, 1997
                                     ------------------

[X]       Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    -----------------------

Commission file number: 0-25846


                               CCF HOLDING COMPANY
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Georgia                                              58-2173616
-----------------------------------                        -------------------
  (State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                         Identification No.)

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

Yes   X     No
   ------       -------

Number of shares  outstanding of each of the issuer's  classes of common equity:
At November 7, 1997, 817,955 shares of the registrant's common stock were outstanding.


        Transitional Small Business Disclosure Format (check one):

Yes         No   X
    -----      ------

                                   FORM 10-QSB
                                      INDEX


PART I.   FINANCIAL INFORMATION                                                  Page



        Item 1.Financial Statements:

                  Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996........................1

                  Consolidated Statements of Income
                  for the three months and nine months ended
                  September 30, 1997 and September 30, 1996 ......................3

                  Consolidated Statements of Cash Flows
                  for the nine months ended
                  September 30, 1997 and September 30, 1996 ......................4

                  Notes to Consolidated Financial Statements .....................6

        Item 2.Management's Discussion and Analysis or Plan of Operation .........8


PART II.  OTHER INFORMATION


        Item 1.   Legal Proceedings .............................................12

        Item 2.   Changes in Securities..........................................12

        Item 3.   Defaults upon Senior Securities ...............................12

        Item 4.   Submission of Matters to a Vote
                    of Security Holders .........................................12

        Item 5.   Other Information .............................................12

        Item 6.   Exhibits and Reports on Form 8-K ..............................12

Signatures        ...............................................................13


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                    September 30,      December 31,
                                                                         1997              1996
                                                                    -------------      ------------
                                                                     (Unaudited)        (Unaudited)
        ASSETS

Cash and due from banks                                             $   3,765,784        2,059,373
Interest-bearing deposits in other financial institutions                 599,444        2,688,113
Investment securities available for sale                                7,942,078        6,473,228
Mortgage-backed securities available for sale                           1,963,211        9,310,804
Federal Home Loan Bank stock, at cost                                   1,013,200        1,013,200

Loans receivable                                                       90,456,414       65,492,572
    Less unearned income                                                 (606,229)        (569,075)
    Less allowance for loan losses                                       (625,264)        (547,142)
                                                                    -------------       ----------
           Loans, net                                                  89,224,921       64,376,355
                                                                    -------------       ----------

Accrued interest and dividends receivable                                 399,185          438,000
Premises and equipment, net                                             2,667,836        1,871,417
Real estate owned                                                              --               --
Other assets                                                            1,768,455          278,807
                                                                    -------------       ----------

               Total assets                                         $ 109,344,114       88,509,297
                                                                    =============       ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
        Non-interest bearing                                        $   4,797,724        2,384,101
        Interest bearing                                               81,613,108       64,382,739
                                                                    -------------       ----------
           Total Deposits                                              86,410,832       66,766,840
    Advance payments by borrowers for
      property taxes and insurance                                        394,286          153,134
    Deferred income taxes                                                 321,144          352,940
    Federal Home Loan Bank advances                                    10,000,000        7,500,000
    Dividends payable                                                          --          429,038
    Other liabilities                                                     566,665          169,722
                                                                    -------------       ----------

               Total liabilities                                       97,692,927       75,371,674
                                                                    -------------       ----------


                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                                     September 30,    December 31,
                                                                         1997            1996
                                                                     -------------    ------------
                                                                       (Unaudited)    (Unaudited)
Stockholders' Equity:
Preferred stock, no par value; 1,000,000 shares
  authorized; none issued and outstanding                                     --             --
Common stock, $.10 par value; 4,000,000 shares
  authorized; 824,310 shares issued in 1997 and
  915,900 in 1996; outstanding 817,955 in 1997
  and 899,232 in 1996                                                     82,431         91,590
Additional paid-in-capital                                             6,054,449      7,470,917
Retained earnings                                                      6,306,807      6,475,785
Unearned ESOP shares                                                    (558,000)      (612,000)
Unearned compensation                                                   (412,195)      (371,304)
Treasury stock, at cost                                                  (83,993)      (202,519)
Net unrealized holding gains on investment and
  mortgage-backed securities available for sale                          261,688        285,154
                                                                   -------------     ----------

           Total stockholders' equity                                 11,651,187     13,137,623
                                                                   -------------     ----------

           Total liabilities and stockholders' equity              $ 109,344,114     88,509,297
                                                                   =============     ==========


See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                               ---------------------------     -----------------------
                                                                   1997            1996           1997           1996
                                                               -----------      ----------     ---------     ---------
Interest and dividend income:
    Loans                                                      $ 1,870,012        989,397      4,897,275     2,911,987
    Interest-bearing deposits in
      other financial institutions                                  18,484         10,320         56,675        56,806
    Investment securities                                           89,596        189,964        223,080       670,844
    Mortgage-backed securities                                      28,797        175,570        156,594       477,431
    Dividends on Federal Home Loan Bank stock                       18,515         18,465         55,190        54,993
                                                               -----------      ---------      ---------     ---------
           Total interest and dividend income                    2,025,404      1,383,716      5,388,814     4,172,061

Interest expense
    Deposit accounts                                               910,677        596,667      2,437,521     1,847,925
    Federal Home Loan Bank advances                                135,104         16,444        270,289        16,444
                                                               -----------      ---------      ---------     ---------
           Total interest expense                                1,045,781        613,111      2,707,810     1,864,369
                                                               -----------      ---------      ---------     ---------

           Net interest income                                     979,623        770,605      2,681,004     2,307,692

Provision for loan losses                                           30,005        108,014         81,505       122,206
                                                               -----------      ---------      ---------     ---------
           Net interest income after provision
             for loan losses                                       949,618        662,591      2,599,499     2,185,486
                                                               -----------      ---------      ---------     ---------

Other income:
    Loan fees and service charges on deposit accounts              136,948         22,554        461,991       189,245
    Gain on sale of loans                                               --         36,435         24,647        36,435
    Gain on sale of premises and equipment                          35,672                        35,672            --
    Gain on sale of investments and mortgage-backed
      securities                                                       176         15,119        355,741        15,119
    Other operating income                                          46,033         25,075        105,563        69,545
                                                               -----------      ---------      ---------     ---------
           Total other income                                      218,829         99,183        983,614       310,344
                                                               -----------      ---------      ---------     ---------

Other expenses:
    Salaries and employee benefits                                 728,510        305,012      2,127,287       903,417
    Occupancy                                                      223,365        101,873        662,681       351,828
    Federal insurance premiums                                      11,236         34,789         31,866       104,633
    Savings Association Insurance Fund Assessment                       --        397,568             --       397,568
    Other                                                          214,985        167,635        698,123       405,461
                                                               -----------      ---------      ---------     ---------
           Total other expenses                                  1,178,096      1,006,877      3,519,957     2,162,907
                                                               -----------      ---------      ---------     ---------

Income (loss) before income taxes                                   (9,649)      (245,103)        63,156       332,923

Income tax expense (benefit)                                        (3,377)      (153,109)        22,105        43,762
                                                               -----------      ---------      ---------     ---------

           Net income (loss)                                   $    (6,272)       (91,994)        41,051       289,161
                                                               ===========      =========      =========     =========

Net income (loss) per share                                    $      (.01)          (.10)           .05           .27
                                                               ===========      =========      =========     =========

Weighted average shares outstanding                            $   763,142        892,775        782,591     1,054,272
                                                               ===========      =========      =========     =========


See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                     September 30,
                                                                            ----------------------------
                                                                                1997              1996
                                                                            -------------       ---------
Cash flows from operating activities:
    Net income                                                              $     41,051         289,161
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Provision for loan losses                                                 81,505         122,206
        Depreciation, amortization, and accretion, net                           130,044          10,574
        Amortization of management stock bonus plan expense                      109,109          37,591
        Net gain on sale of investment securities and
           mortgage-backed securities                                           (355,741)        (15,119)
        Net gain on sale of loans                                                (24,647)        (36,435)
        Net gain on sale of premises and equipment                               (35,672)             --
        Decrease in accrued interest and
           dividends receivable                                                   38,815          28,524
        Increase in other assets                                              (1,489,648)        (36,306)
        Savings Association Insurance Fund
           Assessment Payable                                                                    397,568
        Increase (decrease) in other liabilities                                 363,591        (162,753)
                                                                            ------------      ----------
            Net cash (used in) provided by operating activities               (1,141,593)        635,011
                                                                            ------------      ----------

Cash flows from investing activities:
    Proceeds from maturing investment securities-
       available for sale                                                        923,077              --
    Proceeds from maturing investment securities-
       held to maturity                                                               --       3,992,875
    Proceeds from sales of investment securities-
       available for sale                                                      2,391,211       3,000,312
    Purchases of investment securities-available for sale                     (4,457,427)     (1,632,419)
    Purchases of investment securities-held to maturity                               --        (787,640)
    Principal repayments on mortgage-backed securities-
       available for sale                                                      1,026,409       1,601,121
    Proceeds from sales of mortgage-backed securities-
       available for sale                                                      6,291,692         371,705
    Purchases of mortgage-backed securities-available for sale                        --      (1,823,455)
    Purchases of mortgage-backed securities-held to maturity                          --        (881,494)
    Loan (originations) repayments, net                                      (26,590,739)     (6,933,159)
    Proceeds from sale of loans                                                1,803,570       2,455,221
    Purchases of premises and equipment                                       (1,104,090)       (331,937)
    Proceeds from sale of premises and equipment                                  99,304              --
                                                                            ------------      ----------
           Net cash used in by investing activities                          (19,616,993)       (968,870)
                                                                            ------------      ----------

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                              1997             1996
                                                                         -------------     ------------
Cash flows from financing activities:
    Net increase in savings and
      demand deposit accounts                                               6,967,173       1,130,900
    Net increase (decrease) in certificates of deposits                    12,676,819        (474,349)
    Increase in Federal Home Loan Bank advances                             2,500,000       2,500,000
    Net increase in advance payments by
      borrowers for property taxes and insurance                              241,152         427,914
    Dividends paid                                                           (639,067)       (600,161)
    ESOP shares allocated                                                      87,303         101,372
    Contribution to management stock bonus plan                                              (578,464)
    Common stock repurchased and retired                                   (1,457,052)     (2,299,490)
                                                                         ------------      ----------
          Net cash provided by financing activities                        20,376,328         207,722
                                                                         ------------      ----------

          Decrease in cash and cash equivalents                              (382,258)       (126,137)
Cash and cash equivalents at beginning of period                         $  4,747,486       2,771,882
                                                                         ------------      ----------
Cash and cash equivalents at end of year                                 $  4,365,228       2,645,745
                                                                         ============      ==========
Supplemental disclosure of cash flow information:
    Interest paid                                                        $  2,615,915       1,260,150
                                                                         ============      ==========
    Income taxes paid                                                          71,360         162,216
                                                                         ============      ==========

Supplemental disclosure of noncash investing and financing activities:
    Treasury stock resulting from employee withholdings                  $     33,352              --
                                                                         ============      ==========


See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the three and nine month periods ended September 30, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at September 30, 1997 and December 31, 1996

Assets - The Company's assets increased by 23.5%, or $20.8 million, between December 31, 1996 and September 30, 1997. Loans receivable increased 39% to $89.2 million at September 30, 1997, up $24.8 million from $64.4 million at December 31, 1996. The Company's loan growth is primarily centered in the commercial lending and single family construction loans. Commercial loans have increased approximately $11 million and construction loans by approximately $12 million due primarily to the addition of new loan originators at the main office in Clayton County and entry into the Henry (McDonough) and Fayette (Fayetteville) County markets. In order to fund a portion of this loan growth, cash, interest bearing deposits in other financial institutions and investment and mortgage-backed securities, combined, decreased by $6.2 million, or 30.2%, to $14.3 million at September 30, 1997 from $20.5 million at December 31, 1996. Other assets increased to $1.5 million, of which $1.4 million represents construction in progress on the Company's two new full service offices in McDonough and Fayetteville, Georgia. In addition, premises and equipment increased by $796,000 or 42.6% from December 31, 1996 to September 30, 1997 which is primarily due to the renovation of the bank's main office in Jonesboro and the set up of temporary banking facilities in McDonough and Fayetteville, Georgia. The Company opened temporary banking facilities in McDonough and Fayetteville, Georgia in February 1997 and April 1997, respectively.

Liabilities - Total deposits during the nine months ended September 30, 1997 grew to $86.0 million, an increase of $19.2 million, or 28.7%, from $66.8 million at December 31, 1996. The increase in deposits is a result of general deposit growth at the main office in Jonesboro and the Company's entry into the Henry and Fayette County markets. Federal Home Loan Bank advances also increased $2.5 million or 33% from $7.5 million at December 31, 1996 compared to $10 million at September 30, 1997. The increases in deposits and Federal Home Loan Bank advances provided the necessary funding for the balance sheet growth.

Stockholders' Equity - Stockholders' equity decreased $1.4 million, or 10.7%, from $13.1 million at December 31, 1996 to $11.7 million at September 30, 1997. This decrease was primarily the result of the Company's repurchase of 91,590 shares of its common stock for $1.5 million during the nine months ended September 30, 1997. In addition, the Company declared a semi-annual dividend totaling $210,000. The ratio of stockholders' equity as a percentage of total assets decreased to 10.7% at September 30, 1997 from 14.8% at December 31, 1996. Book value per share decreased to $14.24 at September 30, 1997 from $14.61 at December 31, 1996.

Comparison of Operating Results for the Three Months Ended September 30, 1997 and 1996

Performance Overview

Net Income - The Company's net loss of $6,000 for the three-month period ended September 30, 1997 decreased by $86,000, or 93.5%, from net loss of $ 92,000 for the same period in 1996. The net loss for the three month period ended September 30, 1997 resulted primarily due to an increase of $171,000, or 17%, in other expenses, which is partially offset by an increase in loan fees and service charges on deposit accounts as a result of general loan and deposit growth at the main office and the Company's expansion into the Henry and Fayette County markets. The increase in other expenses represents costs associated with the opening, staffing and equipping of the Fayetteville and

McDonough offices, as well as, the hiring of additional personnel in Heritage Bank's Jonesboro office in order to provide its customers with additional loan products. The increase in other expenses represents costs associated with the opening, staffing and equipping of the Fayetteville and McDonough offices, as well as, the hiring of additional personnel in Heritage Bank's Jonesboro office in order to provide its customers with additional loan products. A reduction in net income compared to prior periods, as a result of these increased expenses, is expected by management of the Company to continue for the remainder of 1997 until the new offices mature and higher levels of loans and deposit activity are achieved. The Company believes that this expansion of markets, personnel, products and services should enhance long-term shareholder value and does not expect the decrease in earnings will be as great after 1997. This statement of beliefs concerning the expansion of the Company is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if new offices or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse affect on net income during 1998 and in future periods.

Net Interest Income - Net interest income for the three-month period ended September 30, 1997 increased $209,000 or 27.1 %, from $771,000 in 1996 to
$980,000 for the same period in 1997. The increase in the average balance of loans receivable during the three-month period ended September 30, 1997, compared to the same period in 1996, resulted in a $911,000, or 92%, increase in interest income from loans to $1.9 million from $989,000, respectively. Conversely, investment and mortgage-backed securities interest income decreased $248,000 from 1997 to 1996 to $118,000 from $366,000. The decrease was due to the liquidation of investment securities to fund loan growth. Interest expense increased $433,000 to $1.0 million for the three-month period ended September 30, 1997 from $613,000 for the same period in 1996. This increase is the result of the increase in deposits and due to FHLB advances outstanding during the quarter ended September 30, 1997.

Provision for Loan Losses - The Association's provision for loan losses decreased for the three month period ended September 30, 1997 compared to the same period in 1996 by decreasing to $30,000 from $108,000. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed.

Other Income - Other income increased 121%, or $120,000, to $219,000 in the three-month period ended September 30, 1997 from $99,000 for the same period in 1996. This increase was primarily due to loan and deposit growth. Loan fees and service charges on deposit accounts increased to $137,000 in the three-month period ended September 30, 1997 from $23,000 for the same period in 1996.

Other Expenses - Other expenses for the three month period ended September 30, 1997 increased 20% from $1.0 million for the three-month period ended September 30, 1996 to approximately $1.2 million for the same period in 1997, an increase of $200,000. As discussed above under net income, this increase is the result of additional personnel hired by the Company since the three-month period ended September 30, 1996. Salaries and employee benefits increased to $729,000 for the three month period ended September 30, 1997 compared to $305,000 during the same three-month period in 1996. In addition, occupancy expense increased $121,000 to $223,000 for the three-month period ended September 30, 1997 from $102,000 during the same period in 1996. The increase in other expenses for the three month period ended September 30, 1997 is partially offset by the $398,000 special, one-time Savings Association Insurance Fund Assessment which was incurred in the same period in 1996.

Liquidity Resources - The Company's wholly-owned subsidiary, Heritage Bank (the "Bank") is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS minimum required liquidity ratio is 5% and the minimum short-term liquidity ratio is 1%. The Bank's liquidity ratio averaged 15.72% during September 1997 compared to 42.5% during September 1996. The Bank manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans, the sale and maturity of investment and mortgage-backed securities, short-term Federal Home Loan Bank advances and funds provided by operations.

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996

Performance Overview

Net Income - The Company's net income of $41,000 for the nine month period ended September 30, 1997 was $248,000 or 85.8% less than the same period in 1996 of $289,000. The decrease resulted principally from an increase in other expenses of $ 1.3 million or 59% from $2.2 million for the nine month period ended September 30, 1996 compared to $3.5 million for the same period in 1997. This increase in other expenses was partially off-set by $356,000 in gains on sales of investments and mortgage-backed securities.

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

Net Interest Income - Net interest income for the nine-month period ended September 30, 1997 increased by $373,000, or 13.8%, from $2.3 million in 1996 to $2.7 million for the same period in 1997. The increase in the average balance of loans receivable during the nine-month period ended September 30, 1997, compared to the same period in 1996, resulted in a $2 million, or 69% increase in interest income from loans to $4.9 million from $2.9 million. Conversely, investment and mortgage-backed securities interest income decreased $720,000 from 1997 to 1996 to $380,000 from $1.1 million. The decrease was due to the liquidation of investment securities to fund loan growth. Interest expense increased by $800,000 to $2.7 million for the nine-month period ended September 30, 1997 from $1.9 million for the same period in 1996. This increase is the result of the increase in deposits and due to FHLB advances outstanding for the nine months ended September 30, 1997.

Provision for Loan Losses - The provision for loan losses decreased to $82,000 for the nine month period ended September 30, 1997 compared to $122,000 for the nine month period ended September 30, 1996. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allownace for loan losses is adequate. However, there can be no assurances that further additions will not be needed.

Other Income - Other income increased 217%, or $674,000, to $984,000 in the nine-month period ended September 30, 1997 from $310,000 for the same period in 1996. This increase was the result of gains on sales of investments and mortgage-backed securities of $356,000 recognized during the nine months ended September 30, 1997. In addition, due to loan and deposit growth, loan fees and service charges on deposit accounts increased to $462,000 from $189,000 which also contributes to the increase in other income.

Other Expenses - Other expenses for the nine months ended September 30, 1997 increased 59% from $2.2 million for the nine month period ended September 30, 1996 to $3.5 million for the same period in 1997, an increase of $1.3 million. As discussed above under net income, this increase is the result of additional personnel hired by the Company since the nine month period ended September 30, 1996. Salaries and employee benefits increased to $2.1 million for the nine month period ended September 30, 1997 compared to $903,000 during the same period in 1996. In addition, occupancy expense increased $311,000 to $663,000 for the nine month period ended September 30, 1997 from $352,000 during the same period in 1996. The increase in other expenses for the nine month period ended September 30, 1997 is partially offset by the $398,000 special, one-time, Savings Association Insurance Fund Assessment which was incurred in the same period in 1996.

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

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibit 11 - Computation of Per Share Earnings

       (b) No report on Form 8-K was filed during the third quarter of 1997.

                               CCF HOLDING COMPANY


                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CCF HOLDING COMPANY


    Date:  November 12, 1997             BY: \s\David B. Turner
                                         -------------------------------------
                                         David B. Turner
                                         President and
                                         Chief Executive Officer

    Date:  November 12, 1997             BY: \s\Mary Jo Rogers
                                         -------------------------------------
                                          Mary Jo Rogers
                                          Vice President and
                                          Chief Financial Officer