Form 10KSB
period 1997-12-31
CCF HOLDING CO
filed 1998-03-31
CIK 943033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997,

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from       to          .
                                                             ------   --------


Commission File No. 0-25846

                               CCF HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Georgia                                                          58-2173616
----------------------------------------------                ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

101 North Main Street, Jonesboro, Georgia                            30236
-----------------------------------------                     ------------------
(Address of Principal Executive Offices                            (Zip Code)

Issuer's Telephone Number, Including Area Code:              (770) 478-8881
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                   ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X     NO      .
    -------    ------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $8.4 million

         As of March 16, 1998 there were issued and outstanding 899,024 shares of the registrant's common stock.

         The registrant's voting stock trades on the SmallCap market of The Nasdaq Stock Market under the symbol "CCFH." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's common stock on March 24, 1998, was $14.8 million.

Transition Small Business Disclosure Format (check one)
YES      NO  X
   ----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Part II)

         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

         CCF Holding Company (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.  Description of Business
--------------------------------

General

         The Company is a Georgia-chartered corporation which was organized in March 1995 at the direction of Clayton County Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a mutual to stock form of organization (the "Conversion"). On July 11, 1995, the Association completed its conversion and became a wholly owned subsidiary of the Company. In February 1997, the Association changed its name to Heritage Bank (the "Bank"). The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Bank retains a specified amount of its assets in housing-related investments. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Bank include the Company unless the context otherwise indicates. In December 1996, the Company changed its fiscal year end from September 30th to December 31st. The Company did not recast prior year financial statements on a calendar year basis so as to compare operating results for the year ended December 31, 1997 to the year ended December 31, 1996 because operating results for 1996 on a calendar year basis and comparative discussions of operating results would not have differed significantly from what is presented in this report.

         The Bank is a federally chartered stock savings association which originally commenced business in 1955. Prior to 1997, the Bank operated a traditional savings and loan business, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. Since the early part of 1997, the Bank has begun to expand its loan and deposit activities in an attempt to position itself to offer more of the products and services of a commercial bank and compete on a broader scale in the highly competitive financial services industry. Between September 30, 1996 and December 31, 1997 the Bank significantly expanded the size of its commercial (primarily real estate mortgages) and construction (primarily residential) lending portfolios as well as the amount of the deposits it holds and the level of borrowing from the Federal Home Loan Bank. During 1997, the Bank also opened two new branch offices and converted two existing customer service facilities into full service branch offices.

         The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") and have been insured by the SAIF and its predecessor, the Federal Savings and Loan Insurance Corporation, since 1955. The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment, and maturity of loans and investment securities. The Bank does not rely on brokered deposits. Principal sources of income are interest on loans and investment securities.
The Bank's principal expense is interest paid on deposits.

Market Area and Competition

         The Bank's primary market area is Clayton County, Georgia, where the Bank operates three offices. Clayton County is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta's Hartsfield International Airport. The Bank also solicits deposits and makes loans in the adjacent market area of Fayette and Henry counties in Georgia, where the Bank operates one office in each county. To a much lesser extent, the Bank also makes loans in Coweta, Rockdale, Spalding, and Lamar counties, Georgia.

         The Bank competes for deposits with financial institutions located in metropolitan Atlanta, super-regional banks, and several fairly new local financial institutions. Loan competition comes from the same sources and mortgage companies. The Bank is the only savings association headquartered in any of the three counties of Clayton, Henry, or Fayette.

         Due to their size, many of the Bank's competitors possess greater financial and marketing resources. The Bank competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and contractors.

Lending Activities

         General. The principal lending activity of the Bank has been the origination for its portfolio of adjustable-rate and fixed-rate loans secured by one- to four-family residential real estate with many of them conforming to secondary market guidelines. However, the increase in the loan portfolio during 1997 was mainly due to the increase in commercial lending (primarily real estate mortgages) and, to a lesser extent, construction lending (primarily residential) as the Bank begins to provide more of the products and services that are offered by its competitors, including commercial banks. During 1997, the

Bank hired several local area lending officers whose primary experience is in commercial lending. This experience was needed as the Bank seeks to broaden its product base, particularly commercial lending.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the loan portfolio as of the dates indicated.

                                                              At December 31,                  At September 30,
                                                        -------------------------          -----------------------------
                                                                   1997                               1996
                                                        -------------------------          -----------------------------
                                                        Amount            Percent          Amount                Percent
                                                        ------            -------          ------                -------
                                                                         (Dollars in Thousands)
Loan Category
Residential (1-4 family) mortgage...........            $49,031           49.50%           $45,510                 80.79%
Commercial, primarily real estate
  mortgage..................................             29,822           30.11                 --                    --
Real estate construction....................             16,231           16.39              7,056                 12.53
Other mortgage..............................              1,289            1.30              2,698                  4.79
Consumer and other installment..............              2,680            2.70              1,066                  1.89
                                                        -------          ------            -------                ------
    Total loans receivable..................             99,053          100.00%            56,330                100.00%
                                                        -------          ======            -------                ======
Less:
  Undisbursed proceeds on
    loans in process........................               (206)                            (3,790)
  Unamortized loan fees and
    costs, net..............................               (636)                              (500)
  Allowance for loan losses.................               (670)                              (540)
                                                        -------                           --------
    Total loans, net........................            $97,541                           $ 51,500
                                                        =======                           ========


         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1997. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totalled $28.1 million and $15.2 million for the years ended December 31, 1997 and September 30, 1996, respectively. Adjustable-rate mortgage loans are shown as maturing based on repricing dates.


                                                                     December 31, 1997
                                                     ------------------------------------------------------------
                                                      Within            One to Five        After Five
                                                     One Year              Years              Years        Total
                                                     --------           -----------        ----------     -------
                                                                        (In Thousands)
Residential (1-4 family) mortgage.........            $25,986             $ 1,618           $21,427       $49,031
Commercial, primarily real estate
  mortgage................................              4,473              16,402             8,947        29,822
Real estate construction..................             16,231                  --                --        16,231
Other mortgage............................              1,030                 259                --         1,289
Consumer and other installment............                402               2,010               268         2,680
                                                      -------             -------           -------       -------
  Total...................................            $48,122             $20,289           $30,642       $99,053
                                                      =======             =======           =======       =======

         The following table sets forth the dollar amount of all loans due after December 31, 1998, which have fixed interest rates and which have floating or adjustable interest rates. Adjustable-rate mortgage- loans ("ARMs") are shown based on repricing dates.

                                                                 Fixed Rate                    Adjustable Rate
                                                           -----------------------        ------------------------
                                                           Amount          Percent         Amount          Percent          Total
                                                           ------          -------        -------          -------        --------
                                                                                   (Dollars in Thousands)
Residential (1-4 family) mortgage...............           $19,811           20.0         $ 3,234             3.3         $23,045
Commercial, primarily real estate
   mortgage.....................................            16,983           17.1           8,366             8.4          25,349
Real estate construction........................                --             --              --              --              --
Other mortgage..................................               173            0.2              86             0.1             259
Consumer and other installment..................             1,526            1.5             752             0.8           2,278
                                                           -------           ----         -------            ----         -------
  Total.........................................           $38,493           38.8         $12,438            12.6         $50,931
                                                           -------           ----         -------            ----         -------


         One- to Four-Family Residential Mortgage Loans. The Bank's residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank originates both adjustable-rate and fixed-rate residential mortgage loans.

         The Bank offers ARMs that adjust every year and have terms of up to 30 years. Generally, the interest rate adjustments on ARMs are based on the National Average Contract Rate for the Purchase of Previously Occupied Homes as announced by the Federal Home Loan Bank ("FHLB") of Atlanta. ARMs have interest rate floors of one-half percentage point below the initial interest rate and carry an interest rate ceiling of 5% above the initial rate of the loans. The maximum change on any adjustment date is 2%. The Bank considers the market factors and competition's rate on loans as well as its own cost of funds when determining the rates on the loans that it offers.

         ARMs may be made at up to 95% of the loan to value ratio. The Bank does not originate ARMs with negative amortization.

         The Bank also offers conventional fixed-rate mortgage loans with terms of up to 30 years. The fixed-rate mortgages may be sold in the secondary mortgage market with servicing retained by the Bank.

         The Bank offers home equity lines of credit, which are revolving lines of credit secured by a first or second mortgage on an owner occupied property, and which are accessible to the customers by either writing a check or requesting an advance at a branch office of the Bank. The rate on such loans is adjustable monthly, based on the highest prime rate published in The Wall Street Journal plus 1.5%, with a ceiling of 18%.

         Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank's lending policies, however, generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value.

         The loan-to-value ratio, maturity, and other provisions of the residential real estate loans made by the Bank reflect the policy of making loans generally below the maximum limits permitted under applicable regulations. The Bank requires an independent appraisal, title insurance or an attorney's opinion, flood hazard insurance (if applicable), and fire and casualty insurance on all properties securing real estate loans made by the Bank. The Bank reserves the right to approve the selection of which title insurance companies' policies are acceptable to insure the real estate in the loan transactions.

         While one- to four-family residential real estate loans are normally originated with 15 to 30 year terms, such loans typically remain outstanding for substantially shorter periods. This is because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. In addition, substantially all of the fixed-rate residential mortgage loans in the Bank's loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan. The Bank enforces these due-on-sale clauses to the extent permitted by law. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

         Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and on a limited basis, for commercial properties. Almost all of the Bank's construction loan properties are located in the Bank's market area and nearby counties.

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

         Construction loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by a Bank representative. At December 31, 1997, the Bank had $14.1 million in construction loans outstanding secured by unsold properties.

         Construction loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans generally provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by a title insurance company that will insure the Bank against mechanics' liens or whose credit, financial statements, and experience have been approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 1997, there was $1.1 million outstanding in construction loans to owner/borrowers. The Bank originated $24.9 million and $9.2 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 1997 and September 30, 1996, respectively.

         Commercial Real Estate Loans. The Bank originates commercial real estate loans, which represent a growing portion of the Bank's lending activities. At December 31, 1997, outstanding commercial real estate loans amounted to $27.7 million. At December 31, 1997, the largest commercial real estate loan had a balance of $1.5 million and was secured by a shopping center.

         Commercial real estate loans consist of permanent loans secured primarily by small office buildings, apartment buildings, churches, and shopping centers. Commercial real estate secured loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser which has been previously approved by the Bank. Commercial real estate loans are generally originated on an adjustable-rate basis with the interest rate adjusting annually and have terms of up to 20 years.

         Consumer and Other Installment Loans. Regulations permit federally chartered savings associations to make secured and unsecured consumer loans up to 35% of the Bank's assets. In addition, the Bank has lending authority above the 35% limit for certain consumer loans, such as home improvement loans and loans secured by savings accounts. The Bank offers consumer loans in order to provide its customers a wider range of products and to reduce its interest rate risk.

         Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, and home improvement loans. As of December 31, 1997, these consumer loans totaled $2.7 million, or 2.7% of the Bank's total loan portfolio. Substantially all of the Bank's consumer loans have fixed rates of interest.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Loan Underwriting Risks. The retention of ARMs in the Bank's portfolio helps to reduce the Bank's exposure to changes in interest rates. However, there are unquantifiable credit risks that could result from potential increased payments to the borrower as a result of the repricing of ARMs. It is possible that during periods of rapidly rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest cost to the borrower. In addition, although ARMs allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank's cost of funds.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, it may be necessary for the Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Bank has sought to lessen this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the number of construction loans outstanding at any time.

         Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation or management of the related project or company. If the cash flow from the project or company is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to reduce these risks in a variety of ways, including limiting the size of such loans and analyzing the financial condition of the borrower, the quality of the collateral, and the management of the property securing the loan. The Bank also obtains personal guarantees and appraisals on each property.

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

         Loan Purchases and Sales. Generally, if the Bank determines that loan sales are desirable for interest rate risk management or other purposes, the Bank may sell its 15 to 30 year, fixed-rate 80% or more loan-to-value conventional loans. The Bank uses standard Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") documentation for its conventional loans. The Bank sells loans directly to FHLMC and FNMA. Loans are generally sold with servicing retained and without recourse.

         The table below indicates the Bank's origination and sales of loans during the periods indicated.

                                                                                  Year Ended
                                                                 ---------------------------------------------
                                                                 December 31, 1997          September 30, 1996
                                                                 -----------------          ------------------
                                                                                 (In Thousands)
Total gross loans receivable at beginning of period...........        $ 56,330                    $ 47,975
                                                                      --------                    --------

Loans originated:
  Residential (1 to 4 family) mortgage........................          15,554                      11,645
  Commercial, primarily real estate mortgage..................          30,333                          --
  Real estate construction....................................          23,894                       9,221
  Consumer and other installment..............................           2,235                       1,675
  Other mortgage..............................................              --                       3,443
                                                                      --------                    --------
Total loans originated........................................          72,016                      25,984
                                                                      --------                    --------

Loans sold:
  Residential (1 to 4 family).................................           1,854                       2,455

Loans purchased...............................................             750                          --

Other loan activity:
  Loan principal repayments...................................          28,189                      15,174
                                                                      --------                    --------
Total gross loans receivable at end of period.................        $ 99,053                    $ 56,330
                                                                      ========                    ========

         Loans to One Borrower. Savings associations are subject to the same loans-to-one borrower limits as those applicable to national banks, which under federal law and OTS regulations, generally limit loans-to-one borrower to the greater of $500,000 or an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). The largest amount outstanding to one borrower at December 31, 1997 was a loan for which the net retained participation interest of the Bank totalled approximately $1.5 million.

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

                                               At December 31,  At September 30,
                                               ---------------  ----------------
                                                     1997             1996
                                               ---------------  ----------------
                                                     (Dollars in Thousands)
Nonperforming loans:
  Restructured .............................       $    --          $    --
  Nonaccrual (more than 90 days past due) ..           366              601
                                                   -------          -------
      Total nonperforming loans ............       $   366          $   601
                                                   =======          =======

Ratio of nonperforming loans as a percentage
of total loans, net ........................          0.38%            1.17%
Ratio of nonperforming loans as a percentage
of total assets ............................          0.29%            0.75%



         During the years ended December 31, 1997 and September 30, 1996, gross interest income of $30,000 and $18,000, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 1997 and September 30, 1996 was approximately $14,000 and $35,000, respectively.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the then current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watch list because of potential weakness but which do not warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may recommend the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. At December 31, 1997 the Bank had a general loan loss allowance of $670,000.

         At December 31, 1997, the Bank had approximately $1.3 million of special mention and classified loans, $762,000 of which were classified as substandard and none of which were classified as doubtful or loss. As of December 31, 1997, the Bank had $564,000 of loans which were classified as special mention. Substandard and special mention assets consist of 18 residential real estate loans, only two of which exceeded $100,000, one consumer loan totalling approximately $1,400, and two commercial real estate loans totalling approximately $450,000. The Company considers its substandard loans as potential problem loans; however, management does not anticipate any significant losses on these loans as these assets are adequately secured by real estate. The Bank believes that its allowance for loan losses is adequate to cover potential losses on loans. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience and the continued expected changing mix of loans in the loan portfolio. If the size of the loan portfolio continues to increase and the relevant proportion in that portfolio of commercial and construction loans increases, it is expected that the provision for loan losses will increase in order to maintain the allowance at an adequate level.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                    Year ended            Year ended
                                                                    December 31,          September 30,
                                                                    ------------          -------------
                                                                        1997                  1996
                                                                    ------------          -------------
                                                                          (Dollars in Thousands)

Total average loans outstanding...........................            $ 82,973              $ 47,293
                                                                      ========              ========
Allowance balance (at beginning of period)................            $    547              $    409
Provisions for loan losses................................                 127                   130
Charge-offs:
  Real estate.............................................                  --                    --
  Consumer................................................                   4                    --
Recoveries:
  Consumer................................................                  --                     1
                                                                      --------              --------
Allowance balance (at end of period)......................            $    670              $    540
                                                                      ========              ========
Allowance for loan losses as a percent of
  net loans receivable at end of period...................                 0.7%                  1.0%
Net loans charged off as a percent of
  average loans outstanding...............................                  --%                   --%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more at end
  of period...............................................                55.0%                 89.9%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more and other
  nonperforming assets at end of period...................                55.0%                 89.9%


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

                                                               At December 31,                      At September 30,
                                                                    1997                                   1996
                                                          --------------------------------       ----------------------------
                                                                              Percent of                         Percent of
                                                                             Loans in each                      Loans in each
                                                                              Category to                        Category to
                                                          Amount              Total Loans        Amount          Total Loans
                                                          ------              -----------        ------          -----------
                                                                                 (Dollars in Thousands)
Balance at end of period applicable to:
Residential (1-4 family) mortgage....................      $   42                49.50%           $316               80.79%
Real estate construction.............................         288                16.39              52               12.53
Commercial, primarily real estate mortgage...........         294                30.11              --                  --
Consumer and other...................................          46                 4.00             172                6.68
                                                           ------               ------            ----              ------
    Total ...........................................      $  670               100.00%           $540              100.00%
                                                           ======               ======            ====              ======

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Bank had no real estate owned at December 31, 1997.

Investment and Mortgage-backed Securities Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments, such as the common stock of the FHLB of Atlanta. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination, deposit withdrawals, and other activities.

         Mortgage-backed Securities. The Bank's mortgage-backed securities portfolio consists of participation certificates issued by FHLMC and FNMA and secured by interests in pools of conventional mortgages originated by other financial institutions.

         Mortgage-backed securities provide for monthly payments of principal and interest and generally have contractual maturities ranging up to 30 years. However, due to expected repayment terms being significantly less than the underlying mortgage loan pool contractual maturities, the estimated lives of these securities could be significantly shorter.

         At September 30, 1996, the Company transferred all mortgaged-backed securities from held to maturity to available for sale. During the years ended December 31, 1997 and September 30, 1996, the Company sold $6.3 million and $372,000, respectively, of available for sale mortgage-backed securities.

         The following table sets forth certain information relating to the Company's investment and mortgage-backed securities portfolios at the dates indicated, which are all classified as available for sale.

                                             At December 31,     At September 30,
                                           ------------------   -----------------
                                                   1997                1996
                                           ------------------   -----------------
                                           Amortized    Fair    Amortized    Fair
                                              Cost      Value     Cost      Value
                                           ---------   ------   ---------   -----

Securities available for sale:
  U.S. Treasury and U.S. government
    agency obligations ...................     7,984     7,983    11,405    11,334
  Equity security ........................     1,244     1,580       783     1,170
  Municipal securities ...................       158       159       869       849
                                             -------   -------   -------   -------
    Total ................................     9,386     9,722    13,057    13,353
                                             -------   -------   -------   -------

  Mortgage-backed securities:
    FHLMC ................................       235       234     3,229     3,201
    FNMA .................................     1,597     1,604     5,357     5,239
    GNMA .................................        --        --     1,665     1,585
                                             -------   -------   -------   -------
    Total ................................     1,832     1,838    10,251    10,025
                                             -------   -------   -------   -------
      Total investment and mortgage-backed
        securities portfolio .............   $11,218   $11,560   $23,308   $23,378
                                             =======   =======   =======   =======


         Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 1997. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              As of December 31, 1997
                      -------------------------------------------------------------------------------------------------------------
                        One Year or Less    One to Five Years    Five to Ten Years   More than Ten Years           Total
                      -------------------  -------------------- ------------------  -------------------- --------------------------
                                Weighted              Weighted            Weighted             Weighted            Weighted
                      Amortized  Average   Amortized   Average  Amortized  Average  Amortized   Average  Amortized  Average  Fair
                        Cost      Yield      Cost       Yield     Cost      Yield     Cost       Yield     Cost      Yield   Value
                      --------- ---------  ---------- --------- --------- --------  --------- ---------- --------- -------- -------
                                       (Dollars in Thousands)
Securities available
 for sale:
  U.S. Treasury and
  U.S. government
  agency obligations..  $1,000    5.36%     $5,991      6.16%      $993     6.66%    $    --       --%     $7,984    6.12%  $7,983
  Mortgage-backed
  securities..........     236    5.05       1,224      6.10         --        --        372     7.37       1,832    6.22    1,838
  Equity security.....      --      --          --         --        --        --      1,244        --      1,244       --   1,580
  Municipal
  securities(1).......      --      --          --         --        --        --        158     4.00         158    4.00      159
Total investment and
  mortgage-backed
  securities portfolio   1,236    5.30       6,718      6.16        993      6.66      1,774     6.35      11,218    6.13   11,560



(1) The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

Sources of Funds

         General. The major sources of the Bank's funds for lending and other investment purposes are deposits, scheduled principal repayments, and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank also has access to advances from the FHLB of Atlanta.

         Deposits. Customer deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand deposit accounts, negotiable order of withdrawal ("NOW") accounts, passbook savings, money market deposit, term certificate accounts, and individual retirement accounts ("IRAs"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate.

         The interest rates paid by the Bank on deposits are set weekly based upon an evaluation of the following factors: (i) the Bank's anticipated need for cash and the timing of that desired cash flow; (ii) the interest rates offered by other local financial institutions and the degree of competition the Bank wishes to maintain; (iii) the cost of borrowing from other sources versus the cost of acquiring funds through customer deposits; and (iv) the Bank's anticipation of future economic conditions and related interest rates.

         The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity at December 31, 1997.

                Maturity                                 Amount
----------------------------------------             -------------
                                                     (In Thousands)
3 months or less........................                 $2,923
3-6 months..............................                    525
6-12 months.............................                  3,120
Over 12 months..........................                  1,865
                                                         ------
                                                         $8,433
                                                         ======

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1997, the Bank had $18.5 million in secured FHLB advances.

Subsidiary Activity

         The Company has one wholly owned subsidiary, the Bank, which is chartered under the laws of the United States. The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At December 31, 1997, the Bank had one wholly-owned subsidiary, CCF Financial Services, Inc. CCF Financial Services, Inc., a Georgia corporation, was formed in 1996 to enter into a leasing arrangement with a third party corporation to offer nondeposit investment products to customers of the Bank. The Bank's investment in its subsidiary totalled $1,000 at December 31, 1997.

Personnel

         As of December 31, 1997, the Bank had 64 full-time and nine part-time employees. The Company does not have any employees other than officers. None of the Bank's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or a somewhat similar test for domestic building and loan associations. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualifies as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) a tangible capital requirement of 1.5% of total adjusted assets, (2) a leverage ratio (core capital) requirement of 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8% of total risk-weighted assets.

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1997:

                                                                             Percent of
                                                                              Adjusted
                                                           Amount               Assets
                                                           ------               ------
                                                             (Dollars in Thousands)

Tangible Capital:
Regulatory requirement...............................     $  1,868                1.50%
Regulatory capital...................................       10,350               10.17
                                                           -------                ----
  Excess.............................................      $ 8,482                8.67%
                                                           =======                ====

Core Capital:
Regulatory requirement...............................      $ 3,737                3.00%
Regulatory capital...................................       10,350               10.17
                                                           -------                ----
  Excess.............................................      $ 6,613                7.17%
                                                           =======                ====

Risk-Based Capital:
Regulatory requirement...............................      $ 6,676                8.00%
Regulatory capital...................................       11,020               13.19
                                                           -------                ----
  Excess.............................................      $ 4,344                5.19%
                                                           =======                ====

         Net Portfolio Value. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities, and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect on an institution's NPV and net interest income of instantaneous and permanent 100 to 400 basis point increases and decreases in market interest rates.

         NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. At December 31, 1997, had the rule applied to the Bank, a deduction would have been required. Institutions, such as the Bank, with less than $300 million in total assets and a risk-based capital ratio in excess of 12% are exempt from filing information with the OTS and are exempt from making a deduction from capital. Because the Bank is not subject to the rule, the following table presents the Bank's NPV at December 31, 1997, as calculated by a third party for the Bank.

         The Bank utilizes the NPV calculations to manage its interest rate risk by establishing a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates. The greater the change in NPV, positive or negative, the more interest rate risk is assumed to exist with the institution. However, computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.


         Change in              Estimated          Amount of            Percent of             NPV             Change (basis
   Rates (basis points)          NPV($)         Change ($) (1)         NPV Change (2)      Ratio (%) (3)        points) (4)
-------------------------      -----------      --------------         --------------      -------------       -------------
                                                     (Dollars in Thousands)

           +400                  22,498             (4,717)                 (17)               18.30               -384
           +300                  23,537             (3,678)                 (14)               19.15               -299
           +200                  24,664             (2,551)                 (9)                20.07               -207
           +100                  25,887             (1,328)                 (5)                21.06               -108
            --                   27,215                --                    --                22.14                 --
           -100                  28,658              1,443                   5                 23.31                117
           -200                  30,225              3,010                   11                24.59                245
           -300                  31,929              4,714                   17                25.98                384
           -400                  33,781              6,566                   24                27.48                534

-----------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)      Calculated as estimated NPV divided by present value of total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         The Bank is exempt from deducting the interest rate risk component from its risk-based capital due to its asset size and level of risk-based capital. Based on the table, net interest income should decline with instantaneous increases in interest rates while net interest income should increase with instantaneous declines in interest rates.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Conversion.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

         In contrast, the Company has fewer restrictions on dividends. During the fiscal years ended December 31, 1997 and September 30, 1996, the dividend payout ratio (dividends declared per share divided by net income per share) of the Company was 305.88% and 111.11%, respectively.

         Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Atlanta. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. A bank must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of December 31, 1997, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. However, at December 31, 1997, the Bank was in compliance with this requirement.

Item  2.  Description of Property
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the offices of the Bank. The Bank operates from its main office and four branch offices, all of which are owned by the Bank.

         The Bank obtains rental income through the leasing of space in its main office building and an office building adjacent to its Forest Park branch office and its former Riverdale branch office. During the fiscal years ended December 31, 1997 and September 30, 1996, such rental income was $43,000 and $49,000, respectively.

         (b) Investment Policies.


         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business - Lending Activities," "Item 1. Business - Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," and "Item 1. Business - Regulation of the Bank."

         (c)  Description of Real Estate and Operating Data.

         Not Applicable.

Item  3.  Legal Proceedings
---------------------------

         The Company and the Bank, from time to time, are party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings, on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report for the fiscal year ended December 31, 1997 (the "Annual Report"), is incorporated herein by reference.

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

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

         The information contained under the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and
Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on April 21, 1998 (the "Proxy Statement") is incorporated herein by reference.

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

         1.       Independent Auditors' Report

         2.       CCF Holding Company and Subsidiary

                  (a) Consolidated Balance Sheets at December 31, 1997 and September 30, 1996
                  (b) Consolidated Statements of Income for the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995
                  (c) Consolidated Statements of Stockholders' Equity for the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995
                  (d) Consolidated Statements of Cash Flows for the year ended December 31, 1997, the three months ended December 31, 1996, and the years ended September 30, 1996 and 1995
                  (e)      Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

                  3.1      Articles of Incorporation of CCF Holding Company*

                  3.2      Bylaws of CCF Holding Company

                  10.1     Management Stock Bonus Plan**

                  10.2     1995 Stock Option Plan**

                  10.3     Employment Agreement with David B. Turner***

                  10.4 Employment or Change in Control Agreements with other executive officers

                  13 Annual Report to Stockholders for the fiscal year ended December 31, 1997.

                  21       Subsidiaries of the Registrant

                  23       Consent of KPMG Peat Marwick LLP

                  27       Financial Data Schedule

(b)               Reports on Form 8-K.

                  None.

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.

----------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 declared effective by the Commission on May 15, 1995 (File No. 33-90612).
** Incorporated by reference to the Registrant's proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995 (File No. 0-25846).
*** Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 as filed with the Commission on December 30, 1996 (File No. 0-25846).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CCF HOLDING COMPANY



Dated:  March 30, 1998                       By:  /s/David B. Turner
                                                  ------------------
                                                  David B. Turner
                                                  President, Chief Executive
                                                    Officer, and Director (Duly
                                                    Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/David B. Turner                   By: /s/John B. Lee, Jr.
         -----------------------------------      ------------------------------
         David B. Turner                          John B. Lee, Jr.
          President, Chief Executive Officer,     Chairman of the Board
           and Director (Principal Executive
           Officer)

Date:    March 30, 1998                       Date:    March 30, 1998


By:      /s/Edwin S. Kemp, Jr.                By:  /s/Charles S. Tucker
         ----------------------------------        -----------------------------
         Edwin S. Kemp, Jr.                        Charles S. Tucker
         Director                                  Treasurer, Secretary, and
                                                    Director

Date:    March 30, 1998                       Date:    March 30, 1998


By:      /s/Joe B. Mundy                      By:  /s/ Mary Jo Rogers
         ---------------------------------         -----------------------------
         Joe B. Mundy                              Mary Jo Rogers
         Director                                  Vice President and Chief
                                                    Financial Officer (Principal
                                                    Accounting and Financial
                                                    Officer)

Date:    March 30, 1998                       Date:    March 30, 1998