Form 10QSB
period 1998-03-31
CCF HOLDING CO
filed 1998-05-15
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      March 31, 1998
                                     --------------

[]    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               --------------      -----------------

Commission file number: 0-25846


                               CCF HOLDING COMPANY
                   -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Georgia                                      58-2173616
--------------------------------                          ----------
  (State or Other Jurisdiction                              (I.R.S. Employer
     of Incorporation or                                     Identification No.)
       Organization)

                              101 North Main Street
                            Jonesboro, Georgia 30236
                      ------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 478-8881
                  ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---        ---

Number of shares  outstanding of each of the issuer's  classes of common equity:
At May 5, 1998 897,056 shares of the registrant's common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes      No     X
    ---       -----

FORM 10-QSB
                                      INDEX



PART I.   FINANCIAL INFORMATION                                    Page



      Item 1.  Financial Statements:

               Consolidated Balance Sheets as of
               March 31, 1998 and December 31, 1997.................1

               Consolidated Statements of Income
               for the three months ended
               March 31, 1998 and March 31, 1997 ...................3

               Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 1998 and March 31, 1997 ...................4

               Notes to Consolidated Financial Statements ..........6

      Item 2.  Management's Discussion and Analysis or Plan
               of Operation.........................................7


PART II.  OTHER INFORMATION


      Item 1.  Legal Proceedings....................................9

      Item 2.  Changes in Securities................................9

      Item 3.  Defaults upon Senior Securities......................9

      Item 4.  Submission of Matters to a Vote of
               Security Holders ....................................9

      Item 5.  Other Information....................................9

      Item 6.  Exhibits and Reports on Form 8-K.....................9

Signatures ........................................................10

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                               March 31,       December 31,
                                                                 1998              1997
                                                                -------           -------
                                                              (Unaudited)        (Audited)
      ASSETS
      ------

Cash and due from banks .................................   $   2,804,990        4,357,626
Federal funds sold ......................................       9,470,000             --
Interest-bearing deposits in other financial institutions         600,478        4,383,690
Investment securities available for sale ................      13,796,775        9,722,048
Mortgage-backed securities available for sale ...........         574,521        1,837,509
Federal Home Loan Bank stock, at cost ...................       1,013,200        1,013,200

Loans receivable ........................................     109,459,204       98,210,736
   Less unearned income .................................        (664,956)        (636,194)
   Less allowance for loan losses .......................        (728,961)        (669,505)
                                                            -------------    -------------
         Loans, net .....................................     108,065,287       97,541,231
                                                            -------------    -------------

Accrued interest and dividends receivable ...............         856,612          784,852
Premises and equipment, net .............................       5,565,248        5,112,338
Other assets ............................................         314,830          203,550
                                                            -------------    -------------

            Total assets ................................   $ 143,061,941      124,956,044
                                                            -------------    -------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing ..............................   $   5,577,851        4,548,285
      Interest bearing ..................................     122,531,438       86,653,055
                                                            -------------    -------------
         Total Deposits .................................     128,109,289       91,201,340
   Advance payments by borrowers for
     property taxes and insurance .......................         240,820          142,111
   Securities sold under agreements to repurchase .......       1,960,203        2,392,579
   Federal Home Loan Bank advances ......................            --         18,510,000
   Dividends payable ....................................         160,584             --
   Other liabilities ....................................       1,015,489        1,190,409

            Total liabilities ...........................     131,486,385      113,436,439
                                                            -------------    -------------


                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                        March 31,     December 31,
                                                                                          1998            1997
                                                                                      (Unaudited)       (Audited)
Stockholders' Equity:
   Preferred stock, no par value; 1,000,000 shares
     authorized; none issued and outstanding ...................................            --               --
   Common stock,  $.10 par value;  4,000,000 shares  authorized;  906,710 shares issued  in 1998  and 1997;  outstanding 897,056 in 1998 and 899,024 in
     1997.......................................................................          90,671           90,671
   Additional paid-in-capital ..................................................       7,820,379        7,794,459
   Retained earnings ...........................................................       4,365,341        4,443,500
   Unearned ESOP shares ........................................................        (522,000)        (540,000)
   Unearned compensation .......................................................        (335,896)        (394,195)
   Treasury stock, at cost .....................................................        (142,540)         (96,800)
   Accumulated other comprehensive income ......................................         299,601          221,970
                                                                                   -------------      -----------

            Total stockholders' equity .........................................      11,575,556       11,519,605
                                                                                   -------------      -----------

            Total liabilities and stockholders' equity .........................   $ 143,061,941      124,956,044
                                                                                   -------------      -----------

See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                             -------------
                                                           1998         1997
                                                           ----         ----
Interest and dividend income:
      Loans, including fees .........................   $2,376,630    1,489,995
      Federal funds sold ............................          600         --
      Interest-bearing deposits in
        other financial institutions ................       64,455       31,490
      Investment securities .........................      175,310       70,136
      Mortgage-backed securities ....................       19,012       75,237
      Dividends on Federal Home Loan Bank stock .....       18,515       18,113
                                                        ----------   ----------
            Total interest and dividend income ......    2,654,522    1,684,971

Interest expense
      Deposit accounts ..............................    1,289,805      732,268
      Federal Home Loan Bank advances ...............      160,404       42,875
                                                        ----------   ----------
            Total interest expense ..................    1,450,209      775,143
                                                        ----------   ----------

            Net interest income .....................    1,204,313      909,828

Provision for loan losses ...........................       60,000       19,000
                                                        ----------   ----------
            Net interest income after provision
              for loan losses .......................    1,144,313      890,828
                                                        ----------   ----------

Other income:
      Service charges on deposit accounts ...........       98,565       50,560
      Gain on sale of loans .........................         --         24,647
      Gain on sale of investments and mortgage-backed
        securities ..................................      105,389      176,714
      Other operating income ........................       38,861       84,139
                                                        ----------   ----------
            Total other income ......................      242,815      336,060
                                                        ----------   ----------

Other expenses:
      Salaries and employee benefits ................      736,377      685,509
      Occupancy .....................................      265,430      198,583
      Federal insurance premiums ....................       22,129        9,921
      Other .........................................      276,248      283,391
                                                        ----------   ----------
            Total other expenses ....................    1,300,184    1,177,404
                                                        ----------   ----------

Income before income taxes ..........................       86,944       49,484

Income tax expense ..................................       30,429       18,860
                                                        ----------   ----------

            Net income ..............................   $   56,515       30,624
                                                        ----------   ----------

Basic Net income per share ..........................   $      .07          .03
                                                        ----------   ----------

Diluted Net income per share ........................   $      .06          .03
                                                        ----------   ----------

Weighted average shares outstanding - basic .........      840,944      896,180
                                                        ----------   ----------

Weighted average shares outstanding - diluted .......      922,906      966,120
                                                        ----------   ----------

Dividends declared per common share .................          .16         --
                                                        ==========   ==========


See accompanying notes to consolidated financial statements.
                                        3

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   -----------------------------
                                                                                       1998               1997
                                                                                   -------------      ----------
Cash flows from operating activities:
   Net income ..................................................................   $     56,515          30,624
   Adjustments  to  reconcile  net  income  to net cash  (used in)  provided  by operating activities:
      Provision for loan losses ................................................         60,000          19,000
      Depreciation, amortization, and accretion, net 98,232 ....................        (15,173)
      Amortization of management stock bonus plan expense ......................         68,549          52,891
      ESOP Compensation Expense ................................................         39,120          28,800
      Net gain on sale of investment securities and
         mortgage-backed securities ............................................       (105,389)       (176,714)
      Net gain on sale of loans ................................................           --           (24,647)
      (Increase) decrease in accrued interest and
         dividends receivable ..................................................        (71,760)         89,925
      Increase in other assets .................................................       (111,280)       (546,820)
      Increase in other liabilities ............................................         11,736         128,257
                                                                                   ------------    ------------
         Net cash provided by (used in) operating activities ...................         45,723        (413,857)

Cash flows from investing activities:
   Proceeds from maturing investment securities-
      available for sale .......................................................           --           914,405
   Proceeds from sales of investment securities-
      available for sale .......................................................      1,402,995         353,488
   Purchases of investment securities-available for sale .......................     (5,258,279)           --
   Principal repayments on mortgage-backed securities-
      available for sale .......................................................        101,133         599,632
   Proceeds from sales of mortgage-backed securities-
      available for sale .......................................................      1,167,169       4,895,237
   Loan (originations) repayments, net .........................................    (10,584,056)     (8,016,043)
   Proceeds from sale of loans .................................................           --         1,803,570
   Purchases of premises and equipment .........................................       (551,078)       (173,105)
                                                                                   ------------    ------------
         Net cash (used in) provided by investing activities ...................    (13,722,116)        377,184
                                                                                   ------------    ------------



                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                    1998             1997
                                                                ------------     ------------
Cash flows from financing activities:
   Net increase (decrease) in savings and
     demand deposit accounts ...............................      7,309,872      (1,531,292)
   Net increase in certificates of deposits ................     29,598,077       6,952,911
   Net decrease in securities sold under agreements
      to repurchase ........................................       (432,376)           --
   Decrease in Federal Home Loan Bank advances .............    (18,510,000)     (6,000,000)
   Net increase in advance payments by
     borrowers for property taxes and insurance ............         98,709          67,933
   Dividends paid ..........................................       (201,896)       (400,235)
   Cash paid in lieu of fractional shares ..................           (651)           --
   Common stock repurchased ................................        (51,190)       (796,193)
                                                               ------------    ------------
        Net cash provided by (used in) financing activities      17,810,545      (1,706,876)
                                                               ------------    ------------

        Increase  (decrease)  in cash and  cash  equivalents      4,134,152      (1,743,550)
Cash and cash equivalents at beginning of period ...........   $  8,741,316       4,747,486
                                                               ------------    ------------
Cash and cash equivalents at end of period .................     12,875,468       3,003,936
                                                               ------------    ------------
 Supplemental  disclosure of cash flow information:
   Interest paid ...........................................   $  1,220,826         732,268
                                                               ------------    ------------
   Income taxes paid .......................................   $      2,000          18,860
                                                               ------------    ------------



See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

The consolidated financial statements for the three month periods ended March 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.  Accounting Policies
-----------------------

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission.

3.    Reclassifications
-----------------------

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

4.    Cash Dividend
-------------------

On March 17, 1998, the Company declared a cash dividend of $.16 per share to stockholders of record on April 1, 1998. These dividends are payable on April 15, 1998.

5. Statement of Financial Accounting Standards No. 130, Reporting  Comprehensive
   -----------------------------------------------------------------------------
   Income
   ------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists solely of items previously recorded as a component of shareholders' equity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has adopted the interim-period disclosure requirements of SFAS 130 effective March 31, 1998 and will adopt the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31, 1998.

Total comprehensive income (loss) for the three months ended March 31, 1998 was $134,146 compared to $(22,552) for the three months ended March 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of Financial Condition at March 31, 1998  and December 31, 1997

Assets - The Company's assets increased by 14.5%, or $18.1 million, between December 31, 1997 and March 31, 1998. Loans receivable increased 11% to $108.8 million at March 31, 1998, up $11.3 million from $97.5 million at December 31, 1997. The Company's loan growth is primarily centered in the commercial real estate lending and single family construction loans. Commercial real estate loans have increased approximately $5.4 million and construction loans by approximately $1.9 million. Growth in other loan areas during the three month period ending March 31, 1998 includes $1.1 million in consumer loans and $1.6 million in mortgage (1 to 4 family dwellings) loans.

Premises and equipment increased by $453,000 or 8.8% from December 31, 1997 to March 31, 1998 which is primarily due to the renovation of the bank's Forest Park office. The Company opened permanent banking facilities in McDonough and Fayetteville, Georgia in October 1997 and January 1998, respectively.

The unrealized gain on investment securities on December 31, 1997 was $221,970. At March 31, 1998 the unrealized gain was $299,601.

Liabilities - Total deposits during the three months ended March 31, 1998 grew to $128 million, an increase of $36.8 million, or 40%, from $91.2 million at December 31, 1997. Deposit growth was primarily in certificates of deposit which increased approximately $27 million. This growth was the result of a marketing campaign to increase deposits which provided the necessary funding for the balance sheet growth and the payment of the balance due at the Federal Home Loan Bank, $18.5 million. Transaction accounts (checking, NOW and money markets) grew approximately $8 million during the quarter ending March 31, 1998. This growth is primarily due to the expansion into the new markets of Henry and Fayette Counties.

Stockholders'  Equity -  Stockholders'  equity  increased  $56,000 or .5%,  from
December 31, 1997 to March 31, 1998. This increase was the result of the Company's net income, Employee stock ownership plan allocations, management stock bonus plan expense and unrealized gains on securities available for sale. The Company declared a quarterly dividend totaling $134,023 which partially offset the increase in stockholders equity. The ratio of stockholders' equity as a percentage of total assets decreased to 8.1% at March 31, 1998 from 9.2% at December 31, 1997. Book value per share increased from $12.81 at December 31, 1997 to $12.90 at March 31, 1998.



Comparison  of  Operating  Results for the Three Months Ended March 31, 1998 and
1997


Performance Overview

Net Income - The Company's net income of $56,515 for the three-month period ended March 31, 1998 increased by $25,891, or 84.5%, from a net income of $30,624 for the same period in 1997. The net income for the three month period ended March 31, 1998, resulted primarily due to an increase of net interest income, generated through loan growth. A reduction in net income compared to prior periods, as a result of increased expenses, is expected by management of the Company to continue to affect earnings at a diminishing percentage for the first half of 1998. This will allow the new offices to mature and achieve higher levels of loan and deposit activity. The Company believes that this expansion of markets, personnel, products and services should enhance long-term shareholder value. This statement of beliefs concerning the expansion of the Company is a forward looking statement. The Private Securities Litigation Reform Act of 1995 (the "Act") provides protection to the Company in making certain forward looking statements that are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from the forward looking statement. As with any expansion, if new offices or additional personnel do not ultimately result in increased loan and deposit activity and increased net income, these expenses would continue to have an adverse affect on net income during 1998 and in future periods.

Net Interest Income - Net interest income for the three-month period ended March 31, 1998 increased $294,000 or 32%, from $910,000 in 1997 to $1,204,000 for the same period in 1998. The increase in the average balance of loans receivable during the three-month period ended March 31, 1998, compared to the same period in 1997, resulted in a $887,000 or 59%, increase in interest income from loans to $2.4 million from $1.5 million, respectively. Investment and mortgage-backed securities interest income increased $49,000 from 1997 to 1998, to $194,000 from $145,000. Interest expense increased $675,000 to $1.45 million for the three-month period ended March 31, 1998 from $775,000 for the same period in 1997. This increase is the result of the increase in deposits and FHLB advances outstanding during the quarter ended March 31, 1998.

Provision for Loan Losses - The Bank's provision for loan losses increased for the three month period ended March 31, 1998 compared to the same period in 1997 by increasing to $60,000 from $19,000. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. If the size of the loan portfolio continues to increase and the relative proportion in that portfolio of commercial and construction loans increases, it is expected that the provision for loan losses will increase at an adequate level. Loans internally classified as Substandard for the period ending March 31, 1998 totaled $1.2 million and for the period ending December 31, 1997 substandard loans totaled $762,000. The increase was due to the addition of one loan which has also been placed on non accrual during this quarter due to its past due status of more than 90 days. Management believes that this loan is adequately secured and no loss is anticipated. There were no loans classified as doubtful or loss for either period. Non accrual loans increased during this quarter by a net of $200,000 due primarily to the addition of the loan discussed previously.

Other Income - Other income decreased 28%, or $93,000 to $243,000 in the three-month period ended March 31, 1998 from $336,000 for the same period in 1997. This decrease was primarily due to a decrease in the Gain on Sale of Securities and Gain on Sale of Loans. During the current period, no loans were sold as compared to a gain of $25,000 during the period ending March 31, 1997. Additionally, gains on sale of investments and mortgage backed securities decreased by $72,000 during the period ended March 31, 1998.

Other Expenses - Other expenses for the three month period ended March 31, 1998 increased 10% from $1.2 million for the three-month period ended March 31, 1997 to $1.3 million for the same period in 1998, an increase of $123,000. As discussed above under net income, this increase is the result of additional personnel hired by the Company since the three-month period ended March 31, 1997. Salaries and employee benefits increased to $736,000 for the three month period ended March 31, 1998 compared to $686,000 during the same three-month period in 1997. In addition, occupancy expense increased $66,500 to $265,000 for the three-month period ended March 31, 1998 from $198,500 during the same period in 1997. This increase is associated primarily with the two new permanent facilities.

Liquidity Resources - The Company's wholly-owned subsidiary, Heritage Bank (the "Bank") is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS minimum required liquidity ratio is 4%. The Bank's liquidity ratio averaged 17.21% during March 1998 compared to 26.69% during March 1997. The Bank manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans, the sale and maturity of investment and mortgage-backed securities, short-term Federal Home Loan Bank advances and funds provided by operations.

Year 2000 - The internal task force established by the Company has completed both the Awareness and Assessment phases of this project. The recommendations for renovation and validation are on schedule to be completed by June 30, 1998. All validation and implementation procedures are expected to be completed by June 30, 1999. The Bank's third party vendor, FISERV Solutions, Inc. has scheduled testing in June 1998. The company will continue to closely monitor the progress all of its vendors are making and will aggressively address potential problems as they arise. The Bank anticipates its expenses related to the Year 2000 to be minimal.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities and Use of Proceeds.

         NONE

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 11 - Computation of Per Share Earnings

      (b) No report on Form 8-K was filed during the first quarter of 1998.

                       CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CCF HOLDING COMPANY


   Date:     May 14, 1998                    BY:\s\ David B. Turner
                                                 -----------------------------
                                                 David B. Turner
                                                 President and
                                                 Chief Executive Officer


   Date:     May 14, 1998                    BY:\s\ Mary Jo Rogers
                                                 -----------------------------
                                                 Mary Jo Rogers
                                                 Vice President and
                                                 Chief Financial Officer