Form 10QSB
period 1998-06-30
CCF HOLDING CO
filed 1998-08-14
CIK 943033

.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(MarkOne)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     June 30, 1998
                                    -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    ---------------

Commission file number: 0-25846


                               CCF HOLDING COMPANY
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Georgia                                 58-2173616
             -------                                 ----------
  (State or Other Jurisdiction                    (I.R.S. Employer
     of Incorporation or                         Identification No.)

       Organization)

                              101 North Main Street
                            Jonesboro, Georgia 30236
                            ------------------------
                    (Address of Principal Executive Offices)

                                 (770) 478-8881
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Number of shares  outstanding of each of the issuer's  classes of common equity:
At July 24, 1998 894,700 shares of the registrant's common stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

FORM 10-QSB
                                      INDEX



PART I.   FINANCIAL INFORMATION                                             Page



         Item 1.  Financial Statements:

                      Consolidated Balance Sheets as of
                      June 30, 1998 and December 31, 1997.....................1

                      Consolidated Statements of Income
                      for the three months and six months ended
                      June 30, 1998 and June 30, 1997 ........................2

                      Consolidated Statements of Cash Flows
                      for the six months ended
                      June 30, 1998 and June 30, 1997 ........................3

                      Notes to Consolidated Financial Statements .............4

         Item 2.  Management's Discussion and Analysis or Plan of Operation ..6


PART II.  OTHER INFORMATION


         Item 1.      Legal Proceedings ......................................9

         Item 2.      Changes in Securities...................................9

         Item 3.      Defaults upon Senior Securities ........................9

         Item 4.      Submission of Matters to a Vote
                        of Security Holders ..................................9

         Item 5.      Other Information ......................................9

         Item 6.      Exhibits and Reports on Form 8-K .......................9

Signatures            ........................................................10

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                     June 30,                 December 31,
                                                                      1998                        1997
                                                                      ----                        ----
                                                                   (Unaudited)                 (Audited)
         ASSETS
         ------

Cash and due from banks                                           $    4,833,390                 4,357,626
Federal funds sold                                                     6,330,000                      -
Interest-bearing deposits in other financial institutions                938,482                 4,383,690
Investment securities available for sale                              23,256,887                 9,722,048
Mortgage-backed securities available for sale                            451,038                 1,837,509
Federal Home Loan Bank stock, at cost                                  1,013,200                 1,013,200

Loans receivable                                                     116,176,999                98,846,930
     Less unearned income                                               (685,066)                 (636,194)
     Less allowance for loan losses                                     (788,699)                 (669,505)
                                                                     -----------              ------------
              Loans, net                                             114,703,234                97,541,231
                                                                     -----------              ------------

Accrued interest and dividends receivable                                960,567                   784,852
Premises and equipment, net                                            5,572,392                 5,112,338
Other assets                                                             480,247                   203,550
                                                                     -----------              ------------

                  Total assets                                     $ 158,539,437               124,956,044
                                                                     -----------               -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
     Deposits:
         Non-interest bearing                                         $6,675,961                 4,548,285
         Interest bearing                                            135,232,860                86,653,055
                                                                     -----------               -----------
              Total Deposits                                         141,908,821                91,201,340
     Advance payments by borrowers for
       property taxes and insurance                                      347,380                   142,111
     Securities sold under agreements to repurchase                    3,397,125                 2,392,579
     Federal Home Loan Bank advances                                       -                    18,510,000
     Dividends payable                                                  133,331                       -
     Other liabilities                                                 1,213,101                 1,190,409
                                                                     -----------               -----------

                  Total liabilities                                  146,999,758               113,436,439
                                                                     -----------               -----------

Stockholders' Equity:
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                              -                         -
     Common stock, $.10 par value; 4,000,000 shares
       authorized;  906,710 shares issued in 1998 and  1997;
       outstanding  894,700 in 1998 and 902,132 in 1997                   90,671                    90,671
     Additional paid-in-capital                                        7,845,916                 7,794,459
     Retained earnings                                                 4,271,149                 4,443,500
     Unearned ESOP shares                                               (504,000)                 (540,000)
     Unearned compensation                                              (335,896)                 (394,195)
     Treasury stock, at cost                                            (142,540)                  (96,800)
     Accumulated other comprehensive income                              314,379                   221,970
                                                                     -----------               -----------

                  Total stockholders' equity                          11,539,679                11,519,605
                                                                     -----------               -----------

                  Total liabilities and stockholders' equity       $ 158,539,437               124,956,044
                                                                     -----------               -----------


See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                     June 30,
                                                         -----------------------    -----------------------
                                                           1998          1997          1998         1997
                                                         --------      ---------    ---------    ----------
Interest and dividend income:
      Loans, including fees                            $2,581,648      1,768,541    4,958,278     3,258,536
      Federal funds sold                                  111,034           -         152,911          -
      Interest-bearing deposits in
        other financial institutions                        6,133          6,701       28,711        38,191
      Investment securities                               250,745         63,348      426,655       133,484
      Mortgage-backed securities                            7,124         52,560       26,136       127,797
      Dividends on Federal Home Loan Bank stock            17,710         18,562       36,225        36,675
                                                       ----------      ---------    ---------     ---------
                  Total interest and dividend income    2,974,394      1,909,712    5,628,916     3,594,683
Interest expense
      Deposit accounts                                  1,680,390        794,576    2,970,195     1,526,844
      Federal Home Loan Bank advances                       -             92,310      160,404       135,185
                                                        ---------      ---------    ---------     ---------
                  Total interest expense                1,680,390        886,886    3,130,599     1,662,029
                                                        ---------      ---------    ---------     ---------
                  Net interest income                   1,294,004      1,022,826    2,498,317     1,932,654
Provision for loan losses                                  60,000         32,500      120,000        51,500
                                                        ---------      ---------    ---------     ---------
                  Net interest income after provision
                    for loan losses                     1,234,004        990,326    2,378,317     1,881,154
                                                        ---------      ---------    ---------     ---------
Other income:
      Service charges on deposit accounts                  86,884         38,030      185,449        88,590
      Gain on sale of loans                                  -              -            -           24,647
      Gain on sale of investments and mortgage-backed
        securities                                         30,028        178,851      135,417       355,565
      Other operating income                               23,767         33,920       62,628       118,059
                                                        ---------      ---------    ---------     ---------
                  Total other income                      140,679        250,801      383,494       586,861
                                                        ---------      ---------    ---------     ---------
Other expenses:
      Salaries and employee benefits                      750,619        713,268    1,486,996     1,398,777
      Loss on retirement of fixed assets.                                                               344
      Occupancy                                           177,181        242,172      442,611       440,755
      Federal insurance premiums                           23,317         10,709       45,446        20,630
      Other                                               363,180        251,657      639,428       534,704
                                                        ---------      ---------    ---------     ---------
                  Total other expenses                  1,314,297      1,217,806    2,614,481     2,395,210
                                                        ---------      ---------    ---------     ---------
Income before income taxes                                 60,386         23,321      147,330        72,805
Income tax expense                                         21,561          6,622       51,990        25,482
                                                        ---------      ---------    ---------     ---------
                  Net income                               38,825         16,699       95,340        47,323
                                                        ---------     ----------    ---------     ---------
Basic Net income per share                             $      .05     $      .02    $     .11     $     .05
                                                        =========     ==========    =========     =========
Diluted Net income per share                           $      .04     $      .02    $     .11     $     .05
                                                        =========     ==========    =========     =========
Dividends declared per common share                    $      .16     $      .25    $     .32     $     .25
                                                        =========     ==========    =========     =========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Six  Months Ended
                                                                              June 30,
                                                                  ----------------------------
                                                                        1998            1997
                                                                        ----            ----
Cash flows from operating activities:
-------------------------------------
     Net income                                                   $     95,340          47,323
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
         Provision for loan losses                                     120,000          51,500
         Depreciation, amortization, and accretion, net                208,925          92,226
         Amortization of management stock bonus plan expense            68,549          97,109
         ESOP Compensation Expense                                      82,657
         Net gain on sale of investment securities and
            mortgage-backed securities                                (135,417)       (355,565)
         Net gain on sale of loans                                        -
         (Increase) decrease in accrued interest and
            dividends receivable                                      (175,715)         87,891
         Increase in other assets                                     (276,697)       (679,897)
         Increase in other liabilities                                 (19,109)        172,524
         Other, net                                                       -            (24,305)
                                                                  ------------    ------------
            Net cash provided by (used in) operating activities        (31,467)       (511,194)
                                                                  ------------    ------------
Cash flows from investing activities:
-------------------------------------
     Proceeds from maturing investment securities-
        available for sale                                                -            914,405
     Proceeds from sales of investment securities-
        available for sale                                           1,402,995         553,488
     Purchases of investment securities-available for sale         (14,727,695)       (989,063)
     Principal repayments on mortgage-backed securities-
        available for sale                                             220,899         946,779
     Proceeds from sales of mortgage-backed securities-
        available for sale                                           1,167,169       5,261,442
     Loan (originations) repayments, net                           (17,282,003)    (19,208,926)
     Proceeds from sale of loans                                          --         1,803,570
     Premises and Equipment Retired                                    296,695
     Purchases of premises and equipment                              (966,375)       (990,100)
                                                                  ------------    ------------
            Net cash (used in) provided by investing activities    (29,888,315)    (11,708,405)
                                                                  ------------    ------------
Cash flows from financing activities:
-------------------------------------
     Net increase (decrease) in savings and
       demand deposit accounts                                      16,712,943       2,081,672
     Net increase in certificates of deposits                       33,994,538       9,193,307
     Net increase (decrease) in repos                                1,004,546
     Increase (Decrease) in Federal Home Loan Bank advances        (18,510,000)      2,300,000
     Net increase in advance payments by
       borrowers for property taxes and insurance                      205,269          65,589
     Dividends paid                                                   (133,709)       (405,010)
     ESOP shares allocated                                                              57,600
     Cash paid in lieu of fractional shares                               (651)           -
     Common stock repurchased                                          (51,190)     (1,457,052)
                                                                  ------------    ------------
           Net cash provided by (used in) financing activities      33,221,746     (11,836,106)
                                                                  ------------    ------------
           Increase (decrease) in cash and cash equivalents          3,301,964        (383,493)
Cash and cash equivalents at beginning of period                  $  8,741,316       4,747,486
                                                                  ------------    ------------
Cash and cash equivalents at end of period                          12,043,280    $  4,363,993
                                                                  ============    ============
Supplemental disclosure of cash flow information:
     Interest paid                                                $  1,680,390    $  1,518,614
                                                                  ============    ============
     Income taxes paid                                            $     15,000          63,860
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the three and six month periods ended June 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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

4.   Cash Dividend
     -------------

On March 17, 1998, the Company declared a cash dividend of $.16 per share to stockholders of record on April 1, 1998. These dividends were paid on April 15, 1998.

On June 12, 1998, the Company declared a cash dividend of $.16 per share to stockholders of record on July 1, 1998. These dividends were paid on July 15, 1998.

5.   Statement   of   Financial   Accounting   Standards   No.  130,   Reporting
     Comprehensive Income
     ---------------------------------------------------------------------------

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

Total comprehensive income (loss) for the three months and six months ending June 30, 1998 was $53,603 and $110,118 respectively. For the three months and six months ending June 30, 1997 comprehensive income was $172,975 and $203,599 respectively.

6.   Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic and diluted EPS, respectively. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. All prior period EPS data has been restated to conform with SFAS No. 128.

     Basic EPS excludes dilution and is computed by dividing net income by weighted average shares outstanding which includes Management Stock Bonus Plan shares which have been awarded whether vested or not and exclude unallocated shares under the Company's employee stock ownership plan until they are committed to be released for allocation. Diluted EPS is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from dilutive stock options.

     All average share and per share data in the accompanying consolidated financial statements and all share and per share data have been restated to reflect the 10% stock dividend declared in December 1997, which was effected on January 15, 1998.

     SFAS No. 128 requires the presentation on the face of the statement of income of earnings per share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" as follows:

                    For the three months ended June 30, 1998

                                                                           Per Share
                                               Net Earnings  Common Shares   Amount
                                               ------------  -------------   ------
Basic earnings per share                          $38,825        839,329      $0.05
Effect of dilutive common stock issuances:
     Stock options                                                52,020
                                                  -------        -------
Diluted earnings per share                        $38,825        891,349      $0.04
                                                  =======        =======      =====

                    For the three months ended June 30, 1997

                                                                           Per Share
                                               Net Earnings  Common Shares   Amount
                                               ------------  -------------   ------
Basic earnings per share                          $16,699        846,386      $0.02
Effect of dilutive common stock issuances:
     Stock options                                                21,206
                                                  -------        -------
Diluted earnings per share                        $16,699        867,592      $0.02
                                                  =======        =======      =====

                     For the six months ended June 30, 1998

                                                                           Per Share
                                               Net Earnings  Common Shares   Amount
                                               ------------  -------------   ------
Basic earnings per share                          $95,340        839,543      $0.11
Effect of dilutive common stock issuances:
     Stock options                                                50,307
                                                  -------        -------
Diluted earnings per share                        $95,340        889,850      $0.11
                                                  =======        =======      =====

                    For the six months ended June 30, 1997

                                                                           Per Share
                                               Net Earnings  Common Shares   Amount
                                               ------------  -------------   ------
Basic earnings per share                          $47,323        871,338      $0.05
Effect of dilutive common stock issuances:
     Stock options                                                22,025
                                                  -------        -------
Diluted earnings per share                        $47,323        893,363      $0.05
                                                  =======        =======      =====

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CCF Holding Company (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumers spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Comparison of Financial Condition at June 30, 1998  and December 31, 1997

Assets - The Company's assets increased by 26.8%, or $33.6 million, between December 31, 1997 and June 30, 1998. Loans receivable increased 17.5% to $114.7 million at June 30, 1998, up $17.2 million from $97.5 million at December 31, 1997. The Company's loan growth is primarily centered in the commercial real estate lending and single family construction loans. Commercial real estate loans have increased approximately $7.7 million and construction loans by approximately $2.8 million. Consumer loans have shown substantial growth of 100% or $4.4 million since December 31, 1997. This is primarily due to the establishment of an indirect lending department which totals $2.6 million in outstandings at June 30, 1998. These loans are primarily for the financing of home improvement, water craft and recreational vehicles.

Premises and equipment increased by $460,000 or 9% during the six month period ended June 30, 1998. This is due primarily to the renovation of two existing offices in Morrow and Forest Park Georgia.

The unrealized gain on investment securities on December 31, 1997 was $221,970. At June 30, 1998 the unrealized gain was $314,379.

Liabilities - Total deposits during the six months ended June 30, 1998 grew to $141 million, an increase of $50.7 million, or 56%, from $91.2 million at December 31, 1997. Deposit growth was primarily in certificates of deposit which increased approximately $31 million. This growth was the result of a marketing campaign to increase deposits which provided the necessary funding for the balance sheet growth and the payment of the balance due at the Federal Home Loan Bank, $18.5 million. Transaction accounts (checking, NOW and money markets) grew approximately $17 million during the six months ending June 30, 1998. This growth is due to the expansion into the new markets of Henry and Fayette Counties and the increasing recognition of Heritage Bank as a full service community bank.

Stockholders' Equity - Stockholders' equity increased $20,074 or .1%, from December 31, 1997 to June 30, 1998. This increase was the result of the Company's net income, Employee stock ownership plan allocations, management stock bonus plan expense and unrealized gains on securities available for sale. The Company has declared two quarterly dividend totaling $134,023 and $133,331 respectively which partially offset the increase in stockholders equity. The ratio of stockholders' equity as a percentage of total assets decreased to 7.2% at June 30, 1998 from 9.2% at December 31, 1997. Book value per share increased from $12.81 at December 31, 1997 to $12.90 at June 30, 1998.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1998 and
1997

Performance Overview

Net Income - The Company's net income of $38,825 for the three-month period ended June 30, 1998 increased by $22,126, or 132%, from a net income of $16,699 for the same period in 1997. The increase in net income for the three month period ended June 30, 1998, was primarily the result of an increase of net interest income, generated through loan growth.

Net Interest Income - Net interest income for the three-month period ended June 30, 1998 increased $271,000 or 26.5%, from $1,022,826 in 1997 to $1,294,004 for the same period in 1998. The increase in the average balance of loans receivable during the three-month period ended June 30, 1998, compared to the same period in 1997, resulted in a $813,000 or 46%, increase in interest income from loans to $2.6 million from $1.8 million, respectively. Investment and mortgage-backed securities interest income increased $142,000 from 1997 to 1998, to $258,000 from $116,000. Interest on Federal funds sold for same period increased from $0 to $111,000. Interest expense increased $793,000 to $1.68 million for the three-month period ended June 30, 1998 from $887,000 for the same period in 1997. This increase is the result of the increase in deposits during the quarter ended June 30, 1998.

Provision for Loan Losses - The Bank's provision for loan losses increased by $27,500 for the three month period ended June 30, 1998 compared to the same period in 1997, increasing to $60,000 from $32,500. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. If the size of the loan portfolio continues to increase and the relative proportion in that portfolio of commercial and construction loans increases, it is expected that the provision for loan losses will increase at an adequate level. Loans internally classified as Substandard for the period ending June 30, 1998 totaled $1.1 million and for the period ending December 31, 1997 substandard loans totaled $762,000. The increase was due to the addition of one loan which was placed on non accrual during the first quarter due to its past due status of more than 90 days. Management believes that this loan is adequately secured and no loss is anticipated. There were no loans classified as doubtful or loss for either period. Non accrual loans decreased during this quarter by a net of $15,000.

Other Income - Other income decreased 44%, or $110,000 to $141,000 in the three-month period ended June 30, 1998 from $251,000 for the same period in 1997. This decrease was primarily due to a decrease in the Gain on Sale of Securities. The gain of sale of securities for the current period was $30,000 as compared to $179,000 for the same period last year. This difference is offset by an increase of $50,000 in service charge income on deposit accounts from $38,000 in the quarter ending June 1997 to $87,000 in the quarter ending June 1998.

Other Expenses - Other expenses for the three month period ended June 30, 1998 increased 8% from $1.2 million for the three-month period ended June 30, 1997 to $1.3 million for the same period in 1998, an increase of $96,000. $37,000 of this increase, is the result of increased salary expense. Salaries and employee benefits increased to $750,000 for the three month period ended June 30, 1998 compared to $713,000 during the same three-month period in 1997. In addition, occupancy expense decreased $65,000 to $177,000 for the three-month period ended June 30, 1998 from $242,000 during the same period in 1997. This decrease is due primarily to the establishment of two new facilities during 1997 which increased expenses for that period. Insurance premiums have increased by $13,000 for the current period due to the increasing deposit base. Likewise, computer processing expenses increased from $68,000 during the quarter ended June 1997 to $88,000 for the current quarter.

Liquidity Resources - The Company's wholly-owned subsidiary, Heritage Bank (the "Bank") is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. The OTS minimum required liquidity ratio is 4%. The Bank's liquidity ratio averaged 17.29% during the quarter ending June 1998 compared to 13% during June 1997. The Bank manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans, the sale and maturity of investment and mortgage-backed securities, short-term Federal Home Loan Bank advances and funds provided by operations.

Year 2000 - The internal task force established by the Company has completed both the Awareness and Assessment phases of this project. The recommendations for renovation and validation have been completed. A test lab has been established to verify the compliance of software used by the Company. All validation and implementation procedures are expected to be completed by June 30, 1999. The Company has been reviewed by two regulatory agencies on its Year 2000 progress. There were no significant finding noted in either review. The Bank's third party vendor, FISERV Solutions, Inc. has begun testing which should be completed by September 1998. The Company will continue to closely monitor the progress all of its vendors, including correspondent banks, and will aggressively address potential problems as they arise. The Bank expects its expenses related to the Year 2000 for 1998 to be less than $25,000. The budget for 1999 is currently being created, Year 2000 expenses, if any, will be included. Loan officers have completed surveys to identify any customers that may be impacted by the Year 2000 issues; none have been identified to date.


Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

Performance Overview

Net Income - The Company's net income of $95,340 for the six month period ended June 30, 1998 reflected an increase of $48,017 or 101%, from a net income of $47,323 for the same period in 1997. The increase in net income for the six month period ended June 30, 1998, was primarily due to an increase of net interest income, generated through loan growth. Net loans outstanding have increased by 40% or $82 million since June 1997.

Net Interest Income - Net interest income for the six month period ended June 30, 1998 increased $566,000 or 29.2%, from $1.9 million in 1997 to $2.5 million for the same period in 1998. The increase in the average balance of loans receivable during the six month period ended June 30, 1998, compared to the same period in 1997, resulted in a $1,700,000 or 47%, increase in interest income from loans to $5.0 million from $3.2 million, respectively. Investment and mortgage-backed securities interest income increased $192,000 from the quarter ending June 1997 to the quarter ending June 1998, to $453,000 from $261,000. Interest on Federal funds sold for the same period increased from $0 to $153,000. Interest expense increased $1.5 million to $3.13 million for the six month period ended June 30, 1998 from $1.66 million for the same period in 1997. This increase is the result of the growth in deposits during the six months ended June 30, 1998.

Provision for Loan Losses - The Bank's provision for loan losses increased by $68,500 for the six month period ended June 30, 1998 compared to the same period in 1997. The provision increased from $51,500 during the six month period ending June 30, 1997 to $120,000 during the same period in 1998. This increase was necessary to maintain the level of reserve to outstandings, due to the strong growth in the loan portfolio. Management will continue to monitor and adjust the allowance as necessary in future periods.

Other Income - Other income decreased 35%, or $203,000 to $383,000 in the six month period ended June 30, 1998 from $586,000 for the same period in 1997. This decrease was primarily due to a decrease in the Gain on Sale of Securities. The gain of sale of securities for the current period was $178,000 as compared to $356,000 for the same period last year. This difference is offset by an increase of $97,000 or 110% in service charge income on deposit accounts from $88,000 in the six months ending June 1997 to $185,000 in the six months ending June 1998.

Other Expenses - Other expenses for the six month period ended June 30, 1998 increased 9% from $2.4 million for the six month period ended June 30, 1997 to $2.6 million for the same period in 1998, an increase of $219,000. Salaries and employee benefits increased by $88,000 for the six month period ended June 30, 1998 compared to the same six month period in 1997. Occupancy expense leveled to an increase of only $2,000 or 0.4% for the six months ended June 1997.

Income Taxes - Effective tax rates during the two six month periods were comparable as there were no changes in statutory tax rates.

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

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibit 11 - Computation of Per Share Earnings

        (b) A form 8-K (dated June 11, 1998) for items 4 and 7 was filed on June 18, 1998 concerning the appointment of a new accountant.

                       CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CCF HOLDING COMPANY


     Date: August 13, 1998             BY:\s\ David B. Turner
                                              ----------------------------------
                                              David B. Turner
                                              President and
                                              Chief Executive Officer


     Date: August 13, 1998             BY:\s\ Mary Jo Rogers
                                              ----------------------------------
                                              Mary Jo Rogers
                                              Vice President and
                                              Chief Financial Officer