Form 10QSB
period 1998-09-30
CCF HOLDING CO
filed 1998-11-16
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     September 30, 1998
                                    ------------------

[]       Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    -----------------

Commission file number: 0-25846
                        -------

                               CCF HOLDING COMPANY
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Georgia                                     58-2173616
------------------------------                        -------------------
  (State or Other Jurisdiction                        (I.R.S. Employer
     of Incorporation or                              Identification No.)
       Organization)

                              101 North Main Street
                            Jonesboro, Georgia 30236
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 478-8881
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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
     Number of shares outstanding of each of the issuer's classes of common equity: At October 9, 1998 894,700 shares of the registrant's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):

                                   Yes        No  X
                                        ---      ---

                                  FORM 10-QSB
                                      INDEX



PART I.   FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997.....................1

                  Consolidated Statements of Income
                  for the three months and nine months ended
                  September 30, 1998 and September 30, 1997 ...................2

                  Consolidated Statements of Cash Flows
                  for the nine months ended
                  September 30, 1998 and September 30, 1997 ...................3

                  Notes to Consolidated Financial Statements ..................4

         Item 2.  Management's Discussion and Analysis or Plan of Operation ...6


PART II.  OTHER INFORMATION


         Item 1.  Legal Proceedings ...........................................9

         Item 2.  Changes in Securities and Use of Proceeds....................9

         Item 3.  Defaults upon Senior Securities .............................9

         Item 4.  Submission of Matters to a Vote
                    of Security Holders .......................................9

         Item 5.  Other Information ...........................................9

         Item 6.  Exhibits and Reports on Form 8-K ............................9

Signatures        ............................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                  September 30,  December 31,
                                                                      1998           1997
                                                                  -------------  ------------
                                                                   (Unaudited)     (Audited)
         ASSETS
         ------
Cash and due from banks                                        $   5,430,467        4,357,626
Federal funds sold                                                10,660,000             --
Interest-bearing deposits in other financial institutions          1,663,977        4,383,690
Investment securities available for sale                          21,439,198        9,722,048
Mortgage-backed securities available for sale                        224,970        1,837,509
Federal Home Loan Bank stock, at cost                              1,013,200        1,013,200

Loans receivable                                                 122,195,613       98,846,930
     Less unearned income                                           (675,155)        (636,194)
     Less allowance for loan losses                                 (868,699)        (669,505)
                                                               -------------    -------------
              Loans, net                                         120,651,759       97,541,231
                                                               -------------    -------------

Accrued interest and dividends receivable                          1,046,397          784,852
Premises and equipment, net                                        5,394,937        5,112,338
Other assets                                                         792,800          203,550
                                                               -------------    -------------

                  Total assets                                 $ 168,317,705      124,956,044
                                                               -------------    -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Liabilities:
     Deposits:
         Non-interest bearing                                  $   8,208,068        4,548,285
         Interest bearing                                        144,027,374       86,653,055
                                                               -------------    -------------
              Total Deposits                                     152,235,442       91,201,340
     Advance payments by borrowers for
       property taxes and insurance                                  451,367          142,111
     Securities sold under agreements to repurchase                2,833,435        2,392,579
     Federal Home Loan Bank advances                                    --         18,510,000
     Dividends payable                                               134,362             --
     Other liabilities                                             1,224,547        1,190,409
                                                               -------------    -------------

                  Total liabilities                              156,879,153      113,436,439
                                                               -------------    -------------

Stockholders' Equity:
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                          --               --
     Common stock, $.10 par value; 4,000,000 shares
       authorized;  906,710 shares issued in 1998 and                                   1997;
       outstanding  894,700 in 1998 and 899,750 in 1997               90,114           90,671
     Additional paid-in-capital                                    7,780,568        7,794,459
     Retained earnings                                             4,260,145        4,443,500
     Unearned ESOP shares                                           (486,000)        (540,000)
     Unearned compensation                                          (293,430)        (394,195)
     Treasury stock, at cost                                         (70,822)         (96,800)
     Accumulated other comprehensive income                          157,977          221,970
                                                               -------------    -------------

                  Total stockholders' equity                      11,438,552       11,519,605
                                                               -------------    -------------

                  Total liabilities and stockholders' equity   $ 168,317,705      124,956,044
                                                               -------------    -------------

See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September  30,            September 30,
                                                              ----------------------    ------------------------
                                                                 1998          1997         1998         1997
                                                              ----------   ----------    ----------  -----------
Interest and dividend income:
      Loans, including fees                                   $2,856,057    1,964,770     7,814,335    5,226,307
      Federal funds sold                                         114,106                                 267,017
      Interest-bearing deposits in
        other financial institutions                              17,079       18,484        45,790       56,675
      Investment securities                                      308,896       89,596       730,260      223,080
      Mortgage-backed securities                                   4,283       28,797        30,419      156,594
      Dividend                                                    21,728       18,515        63,243       55,190
                                                              ----------   ----------    ----------  -----------
                  Total interest and dividend income           3,322,149    2,120,162     8,951,064    5,717,846

Interest expense
      Deposit accounts                                         1,783,807      910,677     4,726,220    2,437,521
      Securities sold under agreement to repurchase               29,597                     82,653
      Federal Home Loan Bank advances                               --        135,104       135,130      270,289
                                                              ----------   ----------    ----------  -----------
                  Total interest expense                       1,813,404    1,045,781     4,944,003    2,707,810
                                                              ----------   ----------    ----------  -----------

                  Net interest income                          1,508,745    1,074,381     4,007,061    3,010,036

Provision for loan losses                                         80,000       30,005       200,000       81,505
                                                              ----------   ----------    ----------  -----------
                  Net interest income after provision
                    for loan losses                            1,428,745    1,044,376     3,807,061    2,928,531
                                                              ----------   ----------    ----------  -----------

Other income:
      Service charges on deposit accounts                         99,414       42,190       284,863      132,959
      Gain on sale of loans                                                                               24,647
      Gain on sale of premises and equipment                                   35,672                     35,672
      Gain(loss) on sale of investments and mortgage-backed
        securities                                                                176       136,513      355,741
      Other operating income                                      31,082       46,033        87,416      105,563
                                                              ----------   ----------    ----------  -----------
                  Total other income                             130,496      124,071       508,792      654,582
                                                              ----------   ----------    ----------  -----------
 Other expenses:
      Salaries and employee benefits                             774,475      690,507     2,261,470    2,017,201
      Occupancy                                                  196,247      160,228       540,546      465,760
      Federal insurance premiums                                  19,515       11,236        47,079       31,866
      Other                                                      382,653      316,125     1,133,078    1,005,130
                                                              ----------   ----------    ----------  -----------
                  Total other expenses                         1,372,890    1,178,096     3,982,173    3,519,957
                                                              ----------   ----------    ----------  -----------

Income before income taxes                                       186,351       (9,649)      333,680       63,156

Income tax expense                                                65,545       (3,377)      117,535       22,105
                                                              ----------   ----------    ----------  -----------

                  Net income                                  $  120,806       (6,272)      216,145       41,051
                                                              ==========   ==========    ==========   ==========

Basic Net income per share                                    $      .14        (0.01)          .26          .05
                                                              ==========   ==========    ==========   ==========

Diluted Net income per share                                  $      .13        (0.01)          .24          .05
                                                              ==========   ==========    ==========   ==========

Dividends declared per common share                           $      .16         --             .48         0.78
                                                              ==========   ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine  Months Ended
                                                                        September 30,
                                                                    1998            1997
                                                               ------------     -----------
Cash flows from operating activities:
     Net income                                                $    216,145          41,051
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
         Provision for loan losses                                  200,000          81,505
Depreciation, amortization, and accretion, net                      324,943         130,044
         Amortization of management stock bonus plan expense         80,570         109,109
         ESOP Compensation Expense                                  136,916
Net gain on sale of investment securities and
            mortgage-backed securities                             (136,513)       (355,741)
         Net (gain) loss on sale of loans                               206         (24,647)
         (Increase) decrease in accrued interest and
            dividends receivable                                   (261,545)         38,815
         Net (gain)loss on sale of premises and equipment               347         (35,672)
         Increase in other assets                                  (496,937)     (1,489,648)
         Increase in other liabilities                              (41,246)        363,591
                                                               ------------     -----------
Net cash provided by (used in) operating activities                  22,886      (1,141,593)
                                                               ------------     -----------

Cash flows from investing activities:
     Proceeds from maturing investment securities-
        available for sale                                       19,071,347         923,077
     Proceeds from sales of investment securities-
        available for sale                                        1,402,995       2,391,211
     Purchases of investment securities-available for sale      (32,127,695)     (4,457,427)
     Principal repayments on mortgage-backed securities-
        available for sale                                          380,448       1,026,409
     Proceeds from sales of mortgage-backed securities-
        available for sale                                        1,167,169       6,291,692
     Loan originations, net                                     (30,096,983)    (26,590,739)
     Proceeds from sale of loans                                  6,786,249       1,803,570
     Premises and Equipment Retired                                 296,922
     Proceeds from sale of premises and equipment                       347          99,304
     Purchases of premises and equipment                           (999,214)     (1,104,090)
                                                               ------------     -----------
            Net cash  used in investing activities              (34,118,415)    (19,616,993)
                                                               ------------     -----------
 Cash flows from financing activities:
     Net increase in savings and
       demand deposit accounts                                   22,186,652       6,967,173
     Net increase in certificates of deposits                    38,847,450      12,676,819
     Net increase  in repos                                         440,856
     Increase (Decrease) in Federal Home Loan Bank advances     (18,510,000)      2,500,000
     Net increase in advance payments by
       borrowers for property taxes and insurance                   309,256         241,152
     Dividends paid                                                (264,488)       (639,067)
     ESOP shares allocated                                          109,430          87,303
     Cash paid in lieu of fractional shares                            (651)           --
     Common stock repurchased                                       (51,190)     (1,457,052)
                                                               ------------     -----------
           Net cash provided by  financing activities            43,067,315      20,376,328
                                                               ------------     -----------
           Increase (decrease) in cash and cash equivalents       8,971,786        (382,258)
Cash and cash equivalents at beginning of period               $  8,741,316       4,747,486
                                                               ------------     -----------
Cash and cash equivalents at end of period                       17,713,102    $  4,365,228
                                                               ============    ============
Supplemental disclosure of cash flow information:
     Interest paid                                             $  4,944,003    $  2,615,915
                                                               ============    ============
     Income taxes paid                                         $     30,000    $     71,360
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

The consolidated financial statements for the three and nine month periods ended September 30, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

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

4.   Cash Dividends

On March 17, 1998, the Company declared a cash dividend of $.16 per share to stockholders of record on April 1, 1998. These dividends were paid on April 15, 1998. On June 12, 1998, the Company declared a cash dividend of $.16 per share to stockholders of record on July 1, 1998. These dividends were paid on July 15, 1998. On September 15, 1998, the Company declared a cash dividend of $.16 per share to stockholders of record on October 1, 1998. These dividends were paid on October 15, 1998.

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

Total comprehensive income (loss) for the three months and nine months ending September 30, 1998 was $(35,596) and $59,744 respectively. For the three months and nine months ending September 30, 1997 comprehensive income was $(132,838) and $17,585 respectively.

6.   Earnings Per Share

In February 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share, and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. All prior period EPS data has been restated to conform with SFAS No. 128.

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

                                                           For the three months ended September 30, 1998
                                                           ---------------------------------------------

                                                                                                Per share
                                                         Net Earnings         Common Shares      Amount
                                                         ------------         -------------      ------

Basic earnings per share                                     $120,806              861,661        $0.14
Effect of dilutive common stock issuances:
     Stock Options                                                                  46,432
                                                         -----------------------------------------------
Diluted Earnings per share                                   $120,806              908,093        $0.13
                                                         ===============================================

                                                           For the three months ended September 30, 1997
                                                           ---------------------------------------------
                                                                                                Per share
                                                         Net Earnings         Common Shares      Amount
                                                         ------------         -------------      ------

Basic earnings per share                                     ($6,272)              836,456       ($0.01)
Effect of dilutive common stock issuances:
     Stock Options                                                                  26,285
                                                         -----------------------------------------------
Diluted Earnings per share                                   ($6,272)               865,741      ($0.01)
                                                         ===============================================

                                                          For the nine months ended September 30, 1998

                                                                                                Per share
                                                         Net Earnings         Common Shares      Amount
                                                         ------------         -------------      ------

Basic earnings per share                                     $216,145              840,680        $0.26
Effect of dilutive common stock issuances:
     Stock Options                                                                  49,015
                                                         ----------------------------------------------
Diluted Earnings per share                                   $216,145              889,695        $0.24
                                                         ==============================================

                                                           For the nine months ended September 30, 1997
                                                           --------------------------------------------
                                                                                                Per share
                                                         Net Earnings         Common Shares      Amount
                                                         ------------         -------------      ------

Basic earnings per share                                      $41,051              860,850         $0.05
Effect of dilutive common stock issuances:
     Stock Options                                                                  23,445
                                                          ----------------------------------------------
Diluted Earnings per share                                    $41,051              884,295         0.05
                                                          ==============================================


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CCF Holding Company, a bank holding company as of September 1, 1998 is the parent of the wholly owned subsidiary, Heritage Bank, a state chartered commercial bank as of September 1, 1998. Prior to this time, CCF Holding Company was a unitary thrift holding company, owning 100% of the outstanding shares of Heritage Bank (formerly known as Clayton County Federal Savings & Loan Association) a federally chartered savings institution.

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

Comparison of Financial Condition at September 30, 1998  and December 31, 1997

Assets - The Company's assets increased by 34%, or $43.4 million, between December 31, 1997 and September 30, 1998. Loans receivable increased 23% to $120.4 million at September 30, 1998, up $23.1 million from $97.5 million at December 31, 1997. The Company's loan growth is primarily centered in the commercial real estate lending and single family construction loans. Commercial real estate loans have increased approximately $12 million and construction loans by approximately $6 million. Consumer loans have shown substantial growth of 215% or $9.5 million since December 31, 1997. This is primarily due to the establishment of an indirect lending department which totals $6.7 million in outstandings at September 30, 1998. These loans are primarily for the financing of home improvement, water craft and recreational vehicles. Premises and equipment increased by $391,000 or 7% during the nine month period ended
September 30, 1998. This is due primarily to the renovation of two existing offices in Morrow and Forest Park, Georgia.

Liabilities - Total deposits during the nine months ended September 30, 1998 had reached $153 million, an increase of $61.2 million, or 66%, from $91.2 million at December 31, 1997. Transaction accounts (checking, NOW and money markets) have grown $22.9 million or 84% during the period. This growth is due to the expansion into the new markets of Henry and Fayette Counties and the increasing recognition of Heritage Bank as a full service community bank. Certificates have increased from $45.9 million to $81.4 million, or 77%. This growth was the result of a marketing campaign to increase deposits which provided the necessary funding for the balance sheet growth and the payment of the balance due at the Federal Home Loan Bank, $18.5 million.

Stockholders' Equity - Stockholders' equity decreased $81,053 or .7%, from December 31, 1997 to September 30, 1998. This decrease was primarily the result of the $63,993 decrease in unrealized gains on securities available for sale. The Company has declared three quarterly dividends totaling $134,023; $133,331 and $134,362 respectively which partially offset the income of $216,145 provided to stockholders equity. The ratio of stockholders' equity as a percentage of total assets decreased to 6.8% at September 30, 1998 from 9.2% at December 31, 1997. Book value per share decreased from $12.81 at December 31, 1997 to $12.78 at September 30, 1998.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

Net Income - The Company's net income of $120,806 for the three-month period ended September 30, 1998 increased by $127,078 from a net loss of $6,272 for the same period in 1997. The increase in net income for the three month period ended September 30, 1998, was primarily the result of an increase of net interest income, generated through loan growth.

Net Interest Income - Net interest income for the three-month period ended September 30, 1998 increased $435,000 or 40%, from $1,074,381 in 1997 to
$1,508,745 for the same period in 1998. The increase in the average balance of loans receivable during the three-month period ended September 30, 1998, compared to the same period in 1997, resulted in a $891,000 or 45%, increase in interest income from loans to $2.9 million from $2.0 million, respectively. Investment and mortgage-backed securities interest income increased $219,000 from 1997 to 1998, to $309,000 from $90,000. Interest on Federal funds sold for the same period increased from $0 to $114,000. Interest expense increased $873,000 to $1.8 million for the three-month period ended September 30, 1998 from $910,677 for the same period in 1997. This increase is the result of the increase in deposits during the quarter ended September 30, 1998.

Provision for Loan Losses - The Bank's provision for loan losses increased by $49,995 for the three month period ended September 30, 1998 compared to the same period in 1997, increasing to $80,000 from $30,005. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Loans internally classified as substandard for the period ending September 30, 1998 totaled $1.1 million and for the period ending December 31, 1997 substandard loans totaled $762,000. The increase was due to the addition of one loan which was placed on non accrual during the first quarter due to its past due status of more than 90 days. Management believes that this loan is adequately secured and no loss is anticipated. There were no loans classified as doubtful or loss for either period.

Other Income - Other income increased 5%, or $6,000 to $130,500 in the three-month period ended September 30, 1998 from $124,000 for the same period in 1997. This increase was primarily due to an increase in the service charges on deposit accounts of $57,000 in the 1998 period partially offset by a Gain on sale of Premises of $36,000 during this period in 1997.

Other Expenses - Other expenses for the three month period ended September 30, 1998 increased 16% from $1.2 million for the three-month period ended September 30, 1997 to $1.4 million for the same period in 1998, an increase of $195,000. Salary and benefit expense increased by $84,000 to $775,000 for the three month period ended September 30, 1998 compared to $691,000 during the same three-month period in 1997. In addition, occupancy expense increased $26,000 to $196,000 for the three-month period ended September 30, 1998 from $160,000 during the same period in 1997. This increase is due primarily to the establishment of two new facilities during 1997. Computer processing expenses increased by $34,000 from $59,000 during the quarter ended September 30, 1997 to $93,000 for the current quarter. This increase is directly related to the growing number of deposit accounts. Fees paid for legal counsel, accounting and auditing services increased by $14,000 during the quarter ending September 30, 1998 from $23,000 in 1997 to $37,000 in 1998. This increase is primarily due to the retention of outside consultants for Internal Audit and Credit Review. Additional expense was also recognized during the charter conversion, from a unitary thrift to a bank holding company.

Liquidity Resources - The Bank's liquidity ratio averaged 19.84% during the quarter ending September 1998 compared to 15.72% during September 1997. The Bank manages its liquidity levels in order to meet funding needs for deposit outflows, payments of real estate taxes and escrow accounts on mortgage loans, loan funding commitments, and repayments of borrowings, when applicable. The primary source of funds are deposits, amortization and prepayments of loans, the sale and maturity of investment and mortgage-backed securities, short-term Federal Home Loan Bank advances and funds provided by operations.

Year 2000 - The Board and management of CCF Holding Company and Heritage Bank consider the Year 2000 (Y2K) issue to be very serious and are addressing it accordingly. The impact to our institution may and could be felt from multiple directions; outside vendors, customers, internal systems and government agencies. The bank has been aggressively addressing the Y2K issues as the highest of priorities. The core processing systems of the bank are not proprietary, we are reliant on FISERV Solutions, Inc. and for obvious reasons the bank is monitoring their progress intently. (This topic continues on the next page.)

Year 2000 (continued) - FISERV Solutions, Inc. has completed testing for Year 2000 with no significant findings. The internal task force is currently reviewing the detailed findings contained in the FISERV proxy reports. FISERV Solutions, Inc. has also been reviewed by the Federal Financial Institutions Examination Council. The internal task force established by the company has completed both the Awareness and Assessment phases of the Y2K project. The recommendations for renovation and validation have been completed. A test lab has been established to verify the compliance of software used by the Company. Internally identified mission critical software that can be tested has been tested in the test lab. Testing with the Federal Reserve system is underway, no problems have been noted. Our major correspondent banks have provided us their proxy testing with no significant problems identified. All of the personal computers at the Company have been tested for hardware compliance with the Year 2000 rollover. The remaining validation and implementation procedures are expected to be completed by June 30, 1999. The Company has been reviewed by two regulatory agencies on its Year 2000 progress. There were no significant findings noted in either review. The Company will continue to closely monitor the progress all of its vendors, including correspondent banks, and will aggressively address potential problems as they arise. The Bank expects its expenses related to the Year 2000 for 1998 to be less than $25,000. The budget for 1999 includes Year 2000 expenses of $17,000. This amount is subject to change as the renovation phase continues. Loan officers have completed surveys to identify any customers that may be impacted by the Year 2000 issues. There have been no critical issues identified to date. The Company has submitted its Contingency Plan to the FDIC for their review and approval.


Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

Net Income - The Company's net income of $216,145 for the nine month period ended September 30, 1998 reflected an increase of $175,000 or 426%, from a net income of $41,051 for the same period in 1997. The increase in net income for the nine month period ended September 30, 1998, was primarily due to an increase of net interest income, generated through loan growth. Net loans outstanding have increased by 35% or $31 million since September 1997.

Net Interest Income - Net interest income for the nine month period ended September 30, 1998 increased $997,000 or 33%, from $3 million in 1997 to $4 million for the same period in 1998. The increase in the average balance of loans receivable during the nine month period ended September 30, 1998, compared to the same period in 1997, resulted in a $2.6 or 49%, increase in interest income from loans to $7.8 million from $5.2 million, respectively. Investment and mortgage-backed securities interest income increased $507,000 from the quarter ending September 1997 to the quarter ending September 1998, to $730,000 from $224,000. Interest on Federal funds sold for the same period increased from $0 to $267,000. Interest expense increased $2.2 million to $4.9 million for the nine month period ended September 30, 1998 from $2.7 million for the same period in 1997. This increase is the result of the growth in deposits during the nine months ended September 30, 1998.

Provision for Loan Losses - The Bank's provision for loan losses increased by $120,000 for the nine month period ended September 30, 1998 compared to the same period in 1997. The provision increased from $81,505 during the nine month period ending September 30, 1997 to $200,000 during the same period in 1998. This increase was necessary to maintain the level of reserve to outstandings, due to the strong growth in the loan portfolio. Management will continue to monitor and adjust the allowance as necessary in future periods.

Other Income - Other income decreased 22%, or $146,000 to $509,000 in the nine month period ended September 30, 1998 from $655,000 for the same period in 1997. This decrease was primarily due to a decrease in the Gain on Sale of Securities. The gain of sale of securities for the current period was $137,000 as compared to $356,000 for the same period last year. This difference is offset by an increase of $152,000 or 114% in service charge income on deposit accounts from $133,000 in the nine months ending September 1997 to $285,000 in the nine months ending September 1998.

Other Expenses - Other expenses for the nine month period ended September 30, 1998 increased 13% from $3.5 million for the nine month period ended September 30, 1997 to $4 million for the same period in 1998, an increase of $462,000. Salaries and employee benefits increased by $244,000 for the nine month period ended September 30, 1998. Occupancy expense increased by $75,000 or 18% for the nine months ended September 1998. This is due primarily to the establishment of two new offices in 1997. Insurance premiums have increased by $15,000 from $32,000 in 1997 to $47,000 in September 1998. Other material increases have occurred in computer related expenses which increased by $67,000 from $190,600 in September 1997 to $257,900 in September 1998.

Income Taxes - Effective tax rates during the two nine month periods were comparable as there were no changes in statutory tax rates.

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings.
         -----------------

         NONE

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         NONE

Item 3.  Defaults upon Senior Securities.
         -------------------------------

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         A special meeting was held on August 4, 1998. The purpose of this meeting was to vote on an amendment to the Articles of the Registrant to clarify that the registrant could act as a Bank Holding Company. The following summarizes the voting:
                      FOR 829,262         AGAINST 1,980      ABSTAINING 577

         Accordingly, this amendment was approved.

Item 5.  Other Information
         -----------------

         NONE

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         3(i) Restated Articles of Incorporation.

                       CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CCF HOLDING COMPANY


     Date: November 11, 1998            BY: /s/ David B. Turner
                                            ------------------------------------
                                            David B. Turner
                                            President and
                                            Chief Executive Officer


     Date: November 11, 1998            BY: /s/ Mary Jo Rogers
                                            ------------------------------------
                                            Mary Jo Rogers
                                            Vice President and
                                            Chief Financial Officer