Form 10KSB
period 1998-12-31
CCF HOLDING CO
filed 1999-03-26
CIK 943033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No. 0-25846

                               CCF HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Georgia                                                       58-2173616
-----------------------------------------               ------------------------
(State or Other Jurisdiction of                             I.R.S. Employer
Incorporation or Organization)                             Identification No.

101 North Main Street, Jonesboro, Georgia                        30236
-----------------------------------------               ------------------------
(Address of Principal Executive Offices                        (Zip Code)

Issuer's Telephone Number, Including Area Code:   (770) 478-8881
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
YES  X   NO    .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $13.4 million

         As of March 8, 1999 there were issued and outstanding 890,085 shares of the registrant's common stock.

         The registrant's voting stock trades on the SmallCap market of The Nasdaq Stock Market under the symbol "CCFH." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's common stock on March 22, 1999, was $11.8 million.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998. (Part II)

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

PART I

Item 1.  Description of Business
--------------------------------

General

         The Company is a Georgia-chartered corporation which was organized in March 1995 at the direction of Clayton County Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a mutual to stock form of organization (the "Conversion"). On July 11, 1995, the Association completed its conversion and became a wholly owned subsidiary of the Company. In February 1997, the Association changed its name to Heritage Bank (the "Bank"). The Company is a bank holding company and the Bank is a commercial bank chartered by the State of Georgia. Prior to September 1, 1998, the Company was a savings and loan holding company and the Bank was a federally chartered savings bank. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Bank include the Company unless the context otherwise indicates.

         The Bank, through its predecessors, commenced business in 1955. Prior to 1997, the Bank operated a traditional savings and loan business, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. Since the early part of 1997, the Bank has begun to expand its loan and deposit activities in an attempt to position itself to offer more of the products and services of a commercial bank and compete on a broader scale in the highly competitive financial services industry. During the fiscal year ended December 31, 1998, the Bank continued to significantly expand the size of its commercial (primarily real estate mortgages) and construction (primarily residential) lending portfolios as well as the amount of the deposits it holds.

         The Bank is subject to examination and comprehensive regulation by the Georgia Department of Banking and Finance (the "GDBF") and the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment, and maturity of loans and investment securities. The Bank does not rely on brokered deposits. Principal sources of income are interest on loans and investment securities. The Bank's principal expense is interest paid on deposits.

Market Area and Competition

         The Bank operates five offices within its primary market area in Clayton, Fayette and Henry Counties, Georgia. This market area is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta's Hartsfield International Airport. To a much lesser extent, the Bank also makes loans in the adjacent Georgia counties.

         The Bank competes for deposits with financial institutions located in metropolitan Atlanta, super-regional banks, and several fairly new local financial institutions. Loan competition comes from the same sources and mortgage companies.

         Due to their size, many of the Bank's competitors possess greater financial and marketing resources. The Bank competes for deposit accounts by offering depositors competitive interest rates and a high level of personal service. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Lending Activities

         General. The principal lending activity of the Bank has been the origination for its portfolio of adjustable-rate and fixed-rate loans secured by various forms of collateral.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the loan portfolio as of the dates indicated.


                                                                     At December 31,
                                                   -----------------------------------------------------
                                                             1998                        1997
                                                   ------------------------     ------------------------
                                                    Amount         Percent       Amount         Percent
                                                    ------         -------      -------         -------
                                                                  (Dollars in Thousands)
Loan Category
Residential (1-4 family) mortgage...........        $ 37,638        30.51%      $49,031          49.50%
Commercial, primarily real estate
  mortgage..................................          45,378        36.78        31,111          31.41
Real estate construction....................          26,187        21.22        16,231          16.39
Consumer and other installment..............          14,154        11.49         2,680           2.70
                                                     -------        -----       -------         ------
    Total loans receivable..................         123,357       100.00%       99,053         100.00%
                                                     -------       ======       -------         ======
Less:
  Undisbursed proceeds on
    loans in process........................              --                       (206)
  Unamortized loan fees and
    costs, net..............................            (587)                      (636)
  Allowance for loan losses.................            (943)                      (670)
                                                    --------                    -------
    Total loans, net........................        $121,827                    $97,541
                                                     =======                     ======


         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totalled $73.8 million and $28.1 million for the years ended December 31, 1998 and December 31, 1997, respectively. Adjustable-rate mortgage loans ("ARMs") are shown as maturing based on repricing dates.



                                                                         December 31, 1998
                                                 --------------------------------------------------------------
                                                  Within           One to Five        After Five
                                                 One Year             Years              Years          Total
                                                 --------          -----------        ----------        -----
                                                                           (In Thousands)
Residential (1-4 family) mortgage.........       $    133            $  1,885           $35,620       $ 37,638
Commercial, primarily real estate
  mortgage................................          7,726              23,481            14,171         45,378
Real estate construction..................         24,402               1,785                --         26,187
Consumer and other installment............          1,588               4,958             7,608         14,154
                                                   ------              ------            ------         ------
  Total...................................        $33,849             $32,109           $57,399       $123,357
                                                   ======              ======            ======        =======

         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have fixed interest rates and which have floating or adjustable interest rates.

                                                       Fixed Rate         Adjustable Rate
                                                   -------------------   -----------------
                                                   Amount      Percent    Amount   Percent     Total
                                                   ------      -------   -------   -------    -------
                                                                          (Dollars in Thousands)
Residential (1-4 family) mortgage.............     $26,434      21.42%   $11,071     8.97%    $37,505
Commercial, primarily real estate
   mortgage...................................      20,616      16.71     17,036    13.81      37,652
Real estate construction......................         136       0.11      1,649     1.33       1,785
Consumer and other installment................      12,366      10.02        200      .16      12,566
                                                    ------      -----     ------    -----      ------
  Total.......................................     $59,552      48.26%   $29,956    24.27%    $89,508
                                                    ======      =====     ======    =====      ======

         One- to Four-Family Residential Mortgage Loans. The Bank's residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank originates both adjustable-rate and fixed-rate residential mortgage loans.

         The Bank offers ARMs that adjust every year and have terms of up to 30 years. Generally, on loans made prior to 1998, the interest rate adjustments on ARMs were based on the National Average Contract Rate for the Purchase of Previously Occupied Homes as announced by the Federal Home Loan Bank ("FHLB") of Atlanta. ARMS made after January 1, 1998 are based on the 1 year treasury index. ARMs may be made at up to 95% of the loan to value ratio. The Bank does not originate ARMs with negative amortization.

         The Bank also offers conventional fixed-rate mortgage loans with terms of up to 30 years. The fixed-rate mortgages may be sold in the secondary mortgage market with servicing retained or released by the Bank.

         The Bank offers home equity lines of credit, which are revolving lines of credit secured by a first or second mortgage on an owner occupied property, and which are accessible to the customers by either writing a check or requesting an advance at a branch office of the Bank. The rate on such loans is adjustable monthly.

         The Bank's lending policies generally limit the maximum loan-to-value ratio to 80% of the appraised value of the property, based on an independent appraisal. When the Bank makes a loan in excess of 80% of the appraised value or purchase price, private mortgage insurance is required for at least the amount of the loan in excess of 80% of the appraised value.

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

         Construction loans are made to builders on a speculative and pre-sale basis and to owners for construction of their primary residence. Loans for speculative housing construction are made to area builders after a background check has been made. Construction loans on one- to four-family properties are limited to a maximum loan-to-value ratio of 80% and have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan. Whether or not the construction of the property is complete or the property securing the loan has been sold, construction loans on nonresidential properties are generally limited to a maximum loan-to-value ratio of 75% and also have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan.

         Construction loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by a Bank representative. At December 31, 1998, the Bank had $24.9 million in construction loans outstanding secured by unsold properties.

         Construction loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans generally provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by a title insurance company that will insure the Bank against mechanics' liens or whose credit, financial statements, and experience have been approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 1998, there was $1.3 million outstanding in construction loans to owner/borrowers. The Bank originated $62.9 million and $24.9 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 1998 and December 31, 1997, respectively.

         Commercial Loans. The Bank originates commercial loans, which represent a growing portion of the Bank's lending activities. At December 31, 1998, outstanding commercial loans amounted to $45.3 million. At December 31, 1998, the largest commercial loan had a balance of $3.1 million (reduced to $1.6 million because of the participation in loan funding by other lenders) and was secured by a condominium complex.

         Most of the bank's commercial lending activities are in loans secured by commercial properties. Such loans consist primarily of permanent loans secured by small office buildings, apartment buildings, churches, and shopping centers. Commercial real estate secured loans are generally originated in amounts up to 70% of the appraised value of the property. Such appraised value is determined by an independent appraiser which has been previously approved by the Bank. Commercial real estate loans are generally originated on an adjustable-rate basis with the interest rate adjusting annually and have terms of up to 20 years.

         Consumer and Other Installment Loans. Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, watercraft loans, recreational vehicle loans, and home improvement loans. Substantially all of the Bank's consumer loans have fixed rates of interest.

         Loan Underwriting Risks. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, it may be necessary for the Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Bank has sought to lessen this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the number of construction loans outstanding at any time.

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

         Loan Purchases and Sales. Generally, if the Bank determines that loan sales are desirable for interest rate risk management or other purposes, the Bank may sell its 15 to 30 year conventional loans. The Bank uses standard Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") documentation for its conventional loans. The Bank sells loans directly to FNMA. Loans are generally sold with servicing retained and without recourse. The portion of the fixed rate mortgage loan portfolio that was eligible for sale was sold to the secondary market. Loans that will be sold in future periods will be loans that are originated in the future (new production) rather than loans in the existing portfolio.

         The table below indicates the Bank's origination and sales of loans during the periods indicated.

                                                         Year Ended December 31,
                                                         -----------------------
                                                            1998          1997
                                                         ---------     ---------
                                                            (In Thousands)
Total gross loans receivable at beginning of period....   $ 98,847       $56,330
                                                           -------        ------
Loans originated:
  Residential (1 to 4 family) mortgage.................     14,515        15,554
  Commercial, primarily real estate mortgage...........     23,641        30,333
  Real estate construction.............................     62,910        23,688
  Consumer and other installment.......................     14,071         2,235
                                                           -------        ------
Total loans originated.................................    115,137        71,810
                                                           -------        ------
Loans sold:
  Residential (1 to 4 family)..........................     17,177         1,854
Loans purchased........................................        370           750
Other loan activity:
  Loan principal repayments............................     73,820        28,189
                                                           -------        ------
Total gross loans receivable at end of period..........   $123,357       $98,847
                                                           =======        ======

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

                                                            At December 31,
                                                        ----------------------
                                                          1998         1997
                                                          ----         ----
                                                        (Dollars in Thousands)
Nonperforming loans:
  Restructured........................................   $  --        $  --
  Nonaccrual (more than 90 days past due).............     112          366
                                                           ---         ----
      Total nonperforming loans.......................   $ 112        $ 366
                                                           ===         ====
Ratio of nonperforming loans as a percentage
of total loans, net...................................     .09%        0.38%
Ratio of nonperforming loans as a percentage
of total assets.......................................     .07%        0.29%


         During the years ended December 31, 1998 and December 31, 1997, gross interest income of $3,540 and $30,000, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 1998 and December 31, 1997 was approximately $98,000 and $14,000, respectively.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                             Year ended
                                                             December 31,
                                                      -------------------------
                                                         1998           1997
                                                         ----           ----
                                                        (Dollars in Thousands)

Total average loans outstanding....................    $114,457        $82,973
                                                        =======         ======
Allowance balance (at beginning of period).........    $    670        $   547
Provisions for loan losses.........................         275            127
Charge-offs:
  Real estate......................................          --             --
  Consumer.........................................           3              4
Recoveries:
  Consumer.........................................           1             --
                                                        -------         ------
Allowance balance (at end of period)...............    $    943        $   670
                                                        =======         ======
Allowance for loan losses as a percent of
  net loans receivable at end of period............         .77%           0.7%
Net loans charged off as a percent of
  average loans outstanding........................        .001%          .004%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more at end
  of period........................................         842%           183%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more and other
  nonperforming assets at end of period............         842%           183%


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

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Bank had no real estate owned at December 31, 1998.

Investment Securities Activities

         The Bank invests in specified short term securities, mortgage backed securities, certain other investments and the common stock of the Federal Home Loan Bank of Atlanta. The Bank's mortgage backed securities portfolio consists of participation certificates issued by FHLMC and FNMA and secured by interests in pools of conventional mortgages originated by other financial institutions. The Bank's equity investment in the Federal Home Loan Bank of Atlanta is a requirement of membership and allows the bank to borrow at favorable overnight and longer term rates.

         During the years ended December 31, 1998 and 1997 the Company sold $3.0 million and $9.0 million, respectively, of available for sale investment securities. The table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated. All of the Company's securities are classified as available for sale.


                                                       At December 31,
                                            --------------------------------------
                                                   1998               1997
                                            ------------------  ------------------
                                            Amortized   Fair    Amortized   Fair
                                              Cost      Value     Cost      Value
                                            ---------  -------  ---------  -------
Securities available for sale:
  U.S. Treasury and U.S. government
    agency obligations ...................   $29,138   $29,122   $ 7,984   $ 7,983
  Equity security ........................        64       134     1,244     1,580
  Municipal securities ...................      --        --         158       159
                                             -------   -------   -------   -------
    Total ................................    29,202    29,256     9,386     9,722
                                             -------   -------   -------   -------
Mortgage-backed securities:

    FHLMC ................................      --        --         235       234
    FNMA .................................       196       201     1,597     1,604
    GNMA .................................      --        --        --        --
                                             -------   -------   -------   -------
    Total ................................       196       201     1,832     1,838
                                             -------   -------   -------   -------
      Total investment and mortgage-backed
        securities portfolio .............   $29,398   $29,457   $11,218   $11,560
                                             =======   =======   =======   =======

         Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 1998. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                  At December 31, 1998
                               ----------------------------------------------------------------------------------------------------
                                     One Year          One to             Five to         More than
                                     or Less         Five Years          Ten Years        Ten Years                Total
                               ------------------ ------------------ ----------------- ----------------- --------------------------
                                         Weighted           Weighted          Weighted          Weighted          Weighted
                               Amortized Average  Amortized Average Amortized Average Amortized Average Amortized Average    Fair
                                 Cost     Yield    Cost      Yield    Cost     Yield    Cost     Yield    Cost     Yield     Value
                                -------- -------  -------  -------- -------- -------- --------- ------- --------- -------   -------
                                                            (Dollars in Thousands)
Securities available for sale:
 U.S. Treasury and U.S. govern-
  ment agency obligations ....... $7,954   4.99%  $20,674    5.70%    $510     5.93%    $  --      --%   $29,138    5.32%  $29,122
 Mortgage-backed securities .....     --     --        --      --       --       --       196     7.2        196     7.2       201
 Equity security ................     --     --        --      --       --       --        --      --         --      --        --
 Municipal securities(1) ........     --     --        --      --       --       --        64      --         64      --       134
                                   -----           ------             ----               ----             ------            ------
Total investment and mortgage-
 backed securities portfolio .... $7,954   4.99%  $20,674    5.70%    $510     5.93%    $ 260     7.2%   $29,398    5.51%  $29,457
                                   =====           ======              ===               ====             ======            ======

------------------------
(1) The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

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

         Deposits. Customer deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including demand deposit accounts, checking accounts, savings, money market deposit, term certificate accounts, and individual retirement accounts ("IRAs"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate.

         The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity at December 31, 1998.

                Maturity                          Amount
     ---------------------------------------  --------------
                                              (In Thousands)
     3 months or less........................     $ 4,030
     3-6 months..............................       1,828
     6-12 months.............................       9,638
     Over 12 months..........................       2,945
                                                   ------
                                                  $18,441
                                                   ======

Borrowings

         Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. At December 31, 1998, the Bank had $0 in secured FHLB advances.

Subsidiary Activity

         The Company has one wholly owned subsidiary, the Bank, which is chartered under the laws of the State of Georgia. At December 31, 1998, the Bank had one wholly owned subsidiary, CCF Financial Services, Inc. CCF Financial Services, Inc., a Georgia-chartered corporation, was formed in 1996 to enter into a leasing arrangement with a third party corporation to offer nondeposit investment products to customers of the Bank. The Bank's investment in its subsidiary totaled $1,000 at December 31, 1998.

Personnel

         As of December 31, 1998, the Bank had 65 full-time and 18 part-time employees. The Company does not have any employees other than officers. None of the Bank's employees are represented by a collective bargaining group.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and with the Georgia Department of Banking and Finance (the "GDBF") under the Georgia Bank Holding Company Act (the "Georgia BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the Georgia BHC Act, in addition to the regulations of the Federal Reserve.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of the convenience and needs issues generally focuses on the parties' performance under the Community Reinvestment Act. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         The FDIC and the GDBF regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the GDBF also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are federal and state statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines and the requirement that the Bank maintain capital at least equal to a liquidation account created at the time a predecessor to the Bank converted from mutual to stock form.

         Capital Adequacy. The Company and the Bank are required to comply with the substantially identical capital adequacy standards established by the Federal Reserve and the FDIC in the case of the Bank. There are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets is 8%. At least half of that capital level must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

         In addition, the Federal Reserve and the FDIC have adopted substantially identical regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 capital to total assets less goodwill (the "leverage ratio"). Depending on the risk profile of the institution and other factors, the regulatory agencies may require a leverage 1% to 2% higher than the minimum 3% level. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 1998.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business.

         Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Prompt Corrective Action. Federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed.

         The capital levels established for each of the categories are as follows:

                                                             Total
                                                          Risk-Based               Tier 1 Risk-
Capital Category              Tier 1 Capital                Capital                Based Capital
----------------          -----------------------   -----------------------   ------------------
Well Capitalized                5% or more                10% or more                6% or more

Adequately
Capitalized                     4% or more                 8% or more                4% or more

Undercapitalized                less than 4%               less than 8%              less than 4%

Significantly
Undercapitalized                less than 3%               less than 6%              less than 3%

Critically                      2% or less
Undercapitalized              tangible equity                 --                        --



         For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.

         At December 31, 1998, the Bank had the requisite capital levels to qualify as well capitalized.

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

         Previously, as a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The Bank did not become a member of the BIF in connection with its conversion from a federal thrift to a Georgia-chartered commercial bank. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

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

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

Item  2.  Description of Property
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the offices of the Bank. The Bank operates from its main office and four branch offices, all of which are owned by the Bank.

         The Bank obtains rental income through the leasing of space in its main office building. During the fiscal years ended December 31, 1998 and December 31, 1997, such rental income was $21,240 and $43,000, respectively.

         (b) Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities," and "Item 2. Description of Property. (a) Properties" above.


         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business - Lending Activities."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities."

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" on page 2 of the Company's Annual Report for the fiscal year ended December 31, 1998 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The Company's consolidated financial statements in the Annual Report are incorporated herein by reference. These statements are listed under Item 13 of this report. The audit report of the prior independent auditors is provided below.

                              [KPMG LLP LETTERHEAD]

                          Independent Auditors' Report


The Board of Directors
CCF Holding Company

We have audited the consolidated balance sheet of CCF Holding Company and subsidiary (the "Company") as of December 31, 1997 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 1997 and September 30, 1996, and for the three-month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCF Holding Company and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and September 30, 1996, and for the three-month period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
------------
    KPMG LLP


Atlanta, Georgia
February 6, 1998

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         On June 11, 1998, the board of directors of the Company determined to engage Porter Keadle Moore, LLP as its independent auditors for the fiscal year ended December 31, 1998. On June 15, 1998, the Company notified KPMG LLP ("KPMG"), its independent auditors for the fiscal years ended December 31, 1997 and September 30, 1996 and the three- month period ended December 31, 1996, of this determination and that KPMG would not be engaged for the fiscal year ending December 31, 1998. On May 7, 1998, the Company had orally advised KPMG that the audit committee of the board of directors of the Company would likely consider this matter during a meeting on June 11, 1998 and would thereafter report on this matter to the board of directors. The determination to replace KPMG was approved by the full board of directors of the Company.

         The reports of KPMG for the fiscal years ended December 31, 1997 and September 30, 1996 and the three-month period ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 1997 and September 30, 1996 and the three-month period ended December 31, 1996 and during the period from January 1, 1998 to June 15, 1998, there were no disagreements between the Company and KPMG concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. On December 10, 1996, the Company changed its fiscal year end from September 30th to December 31st.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

         The information contained under the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and
Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on April 27, 1999 (the "Proxy Statement") is incorporated herein by reference.

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

         1.       Report of Certified Public Accountants

         2.       CCF Holding Company and Subsidiary

                  (a) Consolidated Balance Sheets at December 31, 1998 and December 31, 1997
                  (b) Consolidated Statements of Earnings for the years ended December 31, 1998 and December 31, 1997, the three months ended December 31, 1996 and the year ended September 30, 1996
                  (c) Consolidated Statements of Comprehensive Income for the years ended December 31, 1998 and December 31, 1997, the three months ended December 31, 1996, and the year ended September 30, 1996
                  (d) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and December 31, 1997, the three months ended December 31, 1996 and the year ended September 30, 1996
                  (e) Consolidated Statements of Cash Flows for the years ended December 31, 1998 and December 31, 1997, the three months ended December 31, 1996 and the year ended September 30, 1996
                  (f)      Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

                  3.1      Articles of Incorporation of CCF Holding Company*

                  3.2      Bylaws of CCF Holding Company**

                  10.1     Management Stock Bonus Plan***

                  10.2     1995 Stock Option Plan***

                  10.3     Employment Agreement with David B. Turner

                  10.4 Employment or Change in Control Agreements with other executive officers

                  13 Annual Report to Stockholders for the fiscal year ended December 31, 1998

                  21       Subsidiaries of the Registrant

                  23.1     Consent of KPMG LLP

                  23.2     Consent of Porter Keadle Moore, LLP

                  27       Financial Data Schedule

(b)               Reports on Form 8-K.

                  None.

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.

-------------------------
* Incorporated by reference to exhibit 3(i) of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 (File No. 0-25846).
** Incorporated by reference to exhibit 3.2 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-25846).
*** Incorporated by reference to the Registrant's proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995 (File No. 0-25846).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CCF HOLDING COMPANY



Dated:  March 26, 1999                 By: /s/David B. Turner
                                           -------------------------------------
                                           David B. Turner
                                           President, Chief Executive Officer,
                                           and Director
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.


By:   /s/David B. Turner                  By:  /s/John B. Lee, Jr.
      -------------------------------          -------------------------------
      David B. Turner                          John B. Lee, Jr.
      President, Chief Executive               Chairman of the Board
      Officer and Director (Principal
      Executive Officer)


By:   /s/Edwin S. Kemp, Jr.               By:
      -------------------------------           ------------------------------
      Edwin S. Kemp, Jr.                        Charles S. Tucker
      Director                                  Treasurer, Secretary,
                                                and Director


By:                                       By:  /s/ Mary Jo Rogers
      -------------------------------          ------------------------------
      Joe B. Mundy                              Mary Jo Rogers
      Director                                  Senior Vice President and Chief
                                                Financial Officer (Principal
                                                Accounting and Financial
                                                Officer)