Form 10QSB
period 1999-03-31
CCF HOLDING CO
filed 1999-05-13
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:      March 31, 1999
                                     --------------
[  ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ____________.

Commission file number: 0-25846


                               CCF HOLDING COMPANY
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Georgia                                                   58-2173616
-------                                                   ----------
(State or Other Jurisdiction                           (I.R.S. Employer
     of Incorporation or                              Identification No.)
       Organization)

                              101 North Main Street
                            Jonesboro, Georgia 30236
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 478-8881
                         ------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No
    ----   ----

Number of shares  outstanding of each of the issuer's  classes of common equity:
At April 15, 1999 988,650 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ----    ----

FORM 10-QSB
                                      INDEX

PART I.   FINANCIAL INFORMATION                                                 Page

         Item 1.  Financial Statements:

                      Consolidated Balance Sheets as of
                      March 31, 1999 and December 31, 1998........................1

                      Consolidated Statements of Income
                      for the three months ended
                      March 31, 1999 and March 31, 1998 ..........................2

                      Consolidated Statements of Comprehensive Income
                      for the three months ended
                      March 31, 1999 and March 31, 1998  .........................3

                      Consolidated Statements of Cash Flows
                      for the three months ended
                      March 31, 1999 and March 31, 1998 ..........................4

                      Notes to Consolidated Financial Statements .................5

         Item 2.  Management's Discussion and Analysis or Plan of Operation ......8


PART II.  OTHER INFORMATION


         Item 1.      Legal Proceedings .........................................10

         Item 2.      Changes in Securities......................................10

         Item 3.      Defaults upon Senior Securities ...........................10

         Item 4.      Submission of Matters to a Vote
                        of Security Holders .....................................10

         Item 5.      Other Information .........................................10

         Item 6.      Exhibits and Reports on Form 8-K ..........................10

Signatures            ...........................................................11


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     Assets
                                                                     March 31,                December 31,
                                                                      1999                        1998
                                                                   (Unaudited)                 (Audited)
Cash and due from banks                                           $    5,294,930                 7,275,835
Federal funds sold                                                     8,350,000                 2,320,000
Interest-bearing deposits in other financial institutions              1,996,998                   756,687
                                                                     -----------               -----------
              Cash and cash equivalents                               15,641,928                10,352,522

Investment securities available for sale                              28,644,590                29,457,412
Loans, net                                                           125,922,867               121,827,463
Premises and equipment, net                                            5,347,390                 5,422,602
Federal Home Loan Bank stock, at cost                                  1,013,200                 1,013,200
Accrued interest and dividends receivable                              1,086,188                 1,114,880
Other assets                                                             965,260                   671,863
                                                                     -----------               -----------
                  Total assets                                     $ 178,621,423               169,859,942
                                                                     ===========               ===========

                      Liabilities and Stockholders' Equity
Deposits:
     Non-interest bearing                                             $9,710,876                 8,501,973
     Interest- bearing deposits                                       53,560,921                44,555,271
     Savings  accounts                                                 9,132,209                 9,089,074
     Time deposits less than $100,000                                 73,364,543                74,388,954
     Time deposits greater than $100,000                              17,756,704                18,441,449
                                                                    ------------              ------------
         Total Deposits                                              163,525,253               154,976,721

     Securities sold under agreements to repurchase                      883,215                 1,117,264
     Other liabilities                                                 2,446,470                 2,139,844
                                                                    ------------              ------------

                  Total liabilities                                  166,854,938               158,233,829
                                                                     -----------              ------------

Stockholders' Equity:
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                             -                         -
     Common stock, $.10 par value; 4,000,000 shares
        authorized;  988,650 shares issued in 1999 and 990,647 shares
        issued 1998; outstanding  979,365 in 1999 and 984,662 in 1998     89,886                    90,059
     Additional paid-in-capital                                        7,769,494                 7,783,384
     Retained earnings                                                 4,687,963                 4,528,267
     Unearned ESOP shares                                               (450,000)                 (468,000)
     Unearned compensation                                              (189,304)                 (286,339)
     Treasury stock, at cost                                             (95,776)                  (59,777)
     Accumulated other comprehensive income                              (45,778)                   38,519
                                                                    ------------              ------------
                  Total stockholders' equity                          11,766,485                11,626,113
                                                                    ------------              ------------
                  Total liabilities and stockholders' equity       $ 178,621,423               169,859,942
                                                                     ===========               ===========

See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
                                                                                 1999                  1998
                                                                                 ----                  ----
Interest and dividend income:
         Interest and fees on loans                                          $2,967,620              2,376,630
         Interest bearing deposits in other financial institutions               33,716                 27,708
         Interest and dividends on taxable investment securities                450,123                249,584
         Interest on nontaxable investment securities                              -                       600
                                                                           ------------            -----------
                      Total interest and dividend income                      3,451,459              2,654,522

Interest expense
         Deposit accounts                                                     1,766,702              1,289,805
         Other borrowings                                                        10,777                160,404
                                                                           ------------            -----------
                  Total interest expense                                      1,777,479              1,450,209
                                                                           ------------            -----------

                  Net interest income                                         1,673,980              1,204,313

Provision for loan losses                                                       120,700                 60,000
                                                                           ------------            -----------
                  Net interest income after provision
                    for loan losses                                           1,553,280              1,144,313
                                                                           ------------            -----------

Other income:
         Service charges on deposit accounts                                    120,192                 98,565
         Gain on sale of loans                                                   53,861                   -
         Gain on sale of fixed assets                                            58,359                   -
         Gain on sale of investments and mortgage-backed
           securities                                                              -                   105,389
         Other                                                                   15,512                 38,861
                                                                           ------------            -----------
                  Total other income                                            247,924                242,815
                                                                           ------------            -----------

Other expenses:
         Salaries and employee benefits                                         835,043                736,377
         Occupancy                                                              271,377                265,430
         Other                                                                  334,600                298,377
                                                                            -----------            -----------
                  Total other expenses                                        1,441,020              1,300,184
                                                                            -----------            -----------

Income before income taxes                                                      360,184                 86,944

Income tax expense                                                              127,500                 30,429
                                                                            -----------            -----------

                  Net income                                               $    232,684                 56,515
                                                                            -----------            -----------

Basic income per share                                                     $        .27                    .06
                                                                            -----------            -----------

Diluted  income per share                                                  $        .26                    .06
                                                                            -----------            -----------

Weighted average shares outstanding - basic                                     856,406                756,850
                                                                           ------------            -----------

Weighted average shares outstanding - diluted                                   902,136                830,615
                                                                           ------------            -----------

Dividends declared per common share                                                 .08                    .18
                                                                           ============            ===========

See accompanying notes to consolidated financial statements.

                               CCF HOLDING COMPANY
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                             1999                      1998
                                                             ----                      ----
Net Earnings                                         $      232,684                     56,515
                                                       ------------                -----------

Other comprehensive income, net of tax:
  Unrealized  gains  on  investment
  securities available for sale:
               Holding gains (losses) arising during
               the period, net of taxes of $(51,578)
                and $69,474                                 (84,297)                   113,546

          Less: Reclassification adjustment for
               gain included in earnings, net
               of taxes $0 and $40,006.                           0                    (65,383)
                                                       ------------                -----------

Other comprehensive income (loss)                           (84,297)                    48,162
                                                       -----------                 -----------

Comprehensive income                                 $      148,387                    104,677
                                                       ============                ===========

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                     ---------
                                                                              1999                1998
                                                                              ----                ----
Cash flows from operating activities:
     Net income                                                              $ 232,684              56,515
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
         Provision for loan losses                                             120,700              60,000
         Depreciation, amortization, and accretion, net                        123,138              98,232
         Amortization of management stock bonus plan expense                    18,819              68,549
         ESOP Compensation Expense                                              33,949              39,120
         Net gain on sale of investment securities and
            mortgage-backed securities                                           -                (105,389)
         Net gain on sale of loans                                             (53,861)                  -
         Net gain on sale of fixed assets                                      (58,359)                  -
         Decrease (increase) in accrued interest and
            dividends receivable                                                28,692             (71,760)
         Increase in other assets                                             (293,398)           (111,280)
         Increase in other liabilities                                         237,046              11,736
                                                                         -------------       -------------
            Net cash provided by operating activities                          389,410              45,723
                                                                         -------------       -------------

Cash flows from investing activities:
     Proceeds from maturing investment securities-
        available for sale                                                  12,250,000                   -
     Proceeds from sales of investment securities-
        available for sale                                                           -           1,402,995
     Purchases of investment securities-available for sale                 (11,532,598)         (5,258,279)
     Principal repayments on mortgage-backed securities-
        available for sale                                                      10,718             101,133
     Proceeds from sales of mortgage-backed securities-
        available for sale                                                           -           1,167,169
     Loan originations, net                                                 (9,666,738)        (10,584,056)
     Proceeds from sale of loans                                             5,504,495                   -
     Proceeds from sale of premises and equipment                              132,722                   -
     Purchases of premises and equipment                                       (13,336)           (551,078)
                                                                          -------------       -------------
            Net used in investing activities                                (3,314,737)        (13,722,116)
                                                                          -------------       -------------

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                              1999                1998
                                                                              ----                ----
Cash flows from financing activities:
     Net increase in savings and
       demand deposit accounts                                              10,257,688           7,309,872
     Net (decrease) increase in certificates of deposits                    (1,709,155)         29,598,077
     Net decrease in securities sold under agreements
         to repurchase                                                        (234,049)           (432,376)
     Decrease in Federal Home Loan Bank advances                                 -             (18,510,000)
     Net increase in advance payments by
       borrowers for property taxes and insurance                               50,643              98,709
     Dividends paid                                                           (135,541)           (201,896)
     Cash paid in lieu of fractional shares                                       (835)               (651)
     Common stock repurchased                                                  (30,672)            (51,190)
                                                                          ------------         -----------
           Net cash provided by financing activities                         8,198,079          17,810,545
                                                                          ------------         -----------

           Increase in cash and cash equivalents                             5,272,752           4,134,152

Cash and cash equivalents at beginning of period                         $  10,352,522           8,741,316
                                                                           -----------        ------------
Cash and cash equivalents at end of period                                  15,625,274          12,875,468
                                                                           -----------        ------------
Supplemental disclosure of cash flow information:
     Interest paid                                                       $   1,777,479           1,220,826
                                                                          ------------        ------------
     Income taxes paid                                                   $     342,000               2,000
                                                                          ------------     ---------------

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

The consolidated financial statements for the three month periods ended March 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

2.  Accounting Policies
-----------------------

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission.

3.   Reclassifications
----------------------

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

4.   Cash Dividend
------------------

On March 16, 1999, the Company declared a cash dividend of $.08 per share to stockholders of record on April 2, 1999. These dividends were payable on April 15, 1999.

5.   Stock Dividend
-------------------

On March 16, 1999, the Company declared a 10% stock dividend per share to stockholders of record on April 1, 1999. This dividend was payable on April 15, 1999. Cash was paid in lieu of fractional shares at the rate of $14.25 per share.

6.  Earnings per share
----------------------

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

All average share and per share data in the accompanying consolidated financial statements and all share and per share data have been restated to reflect the 10% stock dividend declared in December 1997, which was effected on January 15, 1998 and the 10% stock dividend declared on March 16, 1999, which was effected on April 15, 1999.

SFAS No. 128 requires the presentation on the face of the statement of income of earnings per share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" as follows:

----------------------------------

                    For the three months ended March 31, 1999

                                                                                              Per share
                                                       Net Earnings         Common Shares        Amount
                                                       ------------         -------------        ------

Basic earnings per share                                     $232,684              856,406         $0.27
Effect of dilutive common stock issuances:
     Stock Options                                                                  45,729
                                                       --------------       --------------       -------
Diluted Earnings per share                                   $232,684              902,135         $0.26
                                                       ==============       ==============       =======


                    For the three months ended March 31, 1998
                                                                                              Per share
                                                       Net Earnings         Common Shares        Amount
                                                       ------------         -------------        ------

Basic earnings per share                                      $56,515              764,145         $0.07
Effect of dilutive common stock issuances:
     Stock Options                                                                  74,503
                                                       --------------       --------------        ------
Diluted Earnings per share                                    $56,515               838,649        $0.07
                                                       ==============       ===============       ======

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

Comparison of Financial Condition at March 31, 1999  and December 31, 1998

Assets - The Company's assets increased by 5.1%, or $8.8 million, between December 31, 1998 and March 31, 1999. Loans receivable increased 3.3% to $125.9 million at March 31, 1999, up $4.1 million from $121.8 million at December 31, 1998. The Company's loan growth includes approximately $3.6 million in commercial real estate loans $1.5 million in construction loans and $3.2 million in consumer loans. The growth has been partially offset by the sale of $5.4 million in fixed rate mortgage (1 to 4 family dwellings) loans for a net decrease in the mortgage (1 to 4 family dwellings) loan portfolio of $4.7 million.

Federal funds sold increased $6.0 million from $2.3 million at December 31, 1998 to $8.3 million at March 31, 1999. Other assets increased $293,000 from December 31, 1998 to March 31, 1999. This increase was largely due to an increase in prepaid expenses of $220,000 consisting primarily of the payment of annual insurance premiums and service contracts made during the first quarter, amortizing during 1999.

Liabilities - Total deposits during the three months ended March 31, 1999 grew to $163.5 million, an increase of $8.5 million from $155.0 million at December 31, 1998. Deposit growth was primarily in transaction accounts with a $1.2 million increase in non-interest bearing accounts and a $9.0 million increase in interest bearing accounts. Transaction account growth is partially offset by a $1.7 million decline in certificates of deposit accounts. The Bank continues to stress transaction account growth in its marketing strategy.

Other liabilities increased $300,000 during the period. This increase is primarily due to the overnight balances in official checks of $500,000 reduced by a payment of $342,000 for income taxes due for the year ending 1998.

Stockholders'  Equity - Stockholders'  equity  increased  $140,000 or 1.2%, from
December 31, 1998 to March 31, 1999. This increase was the result of the Company's net income, Employee stock ownership plan allocations, management stock bonus plan expense and unrealized gains on securities available for sale. The Company also declared a quarterly dividend totaling $79,092 which partially offset the increase in stockholders equity. The ratio of stockholders' equity as a percentage of total assets decreased to 6.57% at March 31, 1999 from 6.84% at December 31, 1998. Book value per share increased from $11.73 at December 31, 1998 to $11.90 at March 31, 1999.

Liquidity - The Bank's liquidity was 18.61% on March 31, 1999. In addition to the customary means of meeting liquidity needs, the Bank had $8.35 million in Federal Funds sold available and unused lines of credit totaling $18.5 million.

Comparison  of  Operating  Results for the Three Months Ended March 31, 1998 and
1997

Performance Overview

Net Income - The Company's net income of $232,684 for the three-month period ended March 31, 1999 increased by $176,169 or 312%, from a net income of $56,515 for the same period in 1998. The change in net income was primarily due to an increase of net interest income, generated through loan growth.

Net Interest Income - Net interest income for the three-month period ended March 31, 1999 increased $469,000 or 38.8% from $1,204,313 in 1998 to $1,673,980 for the same period in 1999. The increase in the average balance of loans receivable during the three-month period ended March 31, 1999, compared to the same period in 1998, resulted in a $590,000 or 25%, increase in interest income from loans to $2.97 million from $2.38 million, respectively. Investment and mortgage-backed securities interest income increased $200,000 from 1998 to 1999, to $450,000 from $250,000. Interest expense increased $370,000 to $1.78 million for the three-month period ended March 31, 1999 from $1.45 million for the same period in 1998. This increase is the result of the increase in interest bearing deposits during the quarter ended March 31, 1999.

Provision for Loan Losses - The Bank's provision for loan losses increased for the three month period ended March 31, 1999 compared to the same period in 1998, increasing to $120,700 from $60,000. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Management currently believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as Substandard for the period ending March 31, 1999 totaled $730,751 and for the period ending December 31, 1998 substandard loans totaled $786,762. There were no loans classified as doubtful or loss for either period. Non accrual loans increased from $111,536 at December 31, 1998 to $134,634 at March 31, 1999. There were no significant charge offs during the three month period ending March 31, 1999.

Other Income - Service charges on deposit accounts increased 21.9% from $98,565 at March 31, 1998 to $120,192 for the period ending March 31, 1999. This increase is due primarily to the rising number of transaction accounts. Other income includes a gain on the sale of mortgage loans of $53,861. Fixed rate Fannie Mae qualified mortgage loans were sold to Fannie Mae as they were booked with servicing retained. An additional gain of $58,359 is included for the sale of a building in Riverdale Georgia. This office was closed in 1996.

Other Expenses - Other expenses for the three month period ended March 31, 1999 increased 11% from $1.3 million for the three-month period ended March 31, 1998 to $1.44 million for the same period in 1999, an increase of $144,000. Salaries and employee benefits increased to $835,000 for the three month period ended March 31, 1999 compared to $736,000 during the same three-month period in 1998. Expenses for processing the increased number of transaction accounts, including data processing increased by $30,000 from the period ending March 31, 1998 to the same three month period ending March 31, 1999.

Year 2000 - The Bank has developed a Business Interruption Plan and a Contingency Plan which were approved by the Board of Directors prior to the June 30, 1999 deadline required by the regulators. The Bank's plans cover those areas deemed mission critical including those systems certified as Year 2000 compliant.

Costs associated with the Year 2000 project have been negligible and have mostly been absorbed in the expansion expenses taking place over the last 24 months. The new technologies and processing systems installed during that period were certified Y2K compliant at management's insistence, as they were added.

All credit customers with balances outstanding or commitments exceeding $100,000 have been evaluated for their Year 2000 compliance efforts. There have been no credit risks noted through the period ending March 31, 1999. All new loans exceeding the $100,000 threshold require an indemnity from the customer regarding issues relating to the millennium date change.

The Company will monitor uncertainties related to the Year 2000 issues by continuing to request an update on all critical and important vendors through the remainder of 1999. If any concerns are identified related to any critical vendor, the contingency plans will be implemented immediately to assure continued service the Bank's customers.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of testing plans and the readiness of all vendors, suppliers and customers.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment systems providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on operations.







PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities and Use of Proceeds.

         NONE

Item 3.  Defaults upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

        (a)  None.

        (b)  None.

CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CCF HOLDING COMPANY


     Date:  May 12, 1999                     BY:  /s/ David B. Turner
                                                  ------------------------------
                                                   David B. Turner
                                                   President and
                                                   Chief Executive Officer


     Date:  May 12, 1999                      BY: /s/ Mary Jo Rogers
                                                  ------------------------------
                                                   Mary Jo Rogers
                                                   Sr. Vice President and
                                                   Chief Financial Officer