Form 10QSB
period 1999-06-30
CCF HOLDING CO
filed 1999-08-12
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1999
                                -------------

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

                              101 North Main Street
                            Jonesboro, Georgia 30236
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 478-8881
                         -------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       ---

Number of shares  outstanding of each of the issuer's  classes of common equity:
At July 15, 1999 988,650 shares of the registrant's common stock were outstanding.

          Transitional Small Business Disclosure Format (check one):

Yes         No  X
     ---       ---

FORM 10-QSB
                                      INDEX



PART I.   FINANCIAL INFORMATION                                             Page



         Item 1.  Financial Statements:

                    Consolidated Balance Sheets as of
                    June 30, 1999 and December 31, 1998........................1

                    Consolidated Statements of Income
                    for the three months and six months ended
                    June 30, 1999 and June 30, 1998 ...........................2

                    Consolidated Statements of Comprehensive Income
                    for the three months and six months ended
                    June 30, 1999 and June 30, 1998  ..........................3

                    Consolidated Statements of Cash Flows
                    for the six months ended
                    June 30, 1999 and June 30, 1998 ...........................4

                    Notes to Consolidated Financial Statements ................5

         Item 2.  Management's Discussion and Analysis or Plan of Operation ...7


PART II.  OTHER INFORMATION


         Item 1.    Legal Proceedings .........................................9

         Item 2.    Changes in Securities......................................9

         Item 3.    Defaults upon Senior Securities ...........................9

         Item 4.    Submission of Matters to a Vote
                      of Security Holders .....................................9

         Item 5.    Other Information .........................................9

         Item 6.    Exhibits and Reports on Form 8-K ..........................9

Signatures          ..........................................................10

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     Assets
                                     ------
                                                                     June 30,                 December 31,
                                                                      1999                        1998
                                                                      ----                        ----
                                                                   (Unaudited)                 (Audited)

Cash and due from banks                                           $    7,465,617                 7,275,835
Federal funds sold                                                    10,130,000                 2,320,000
Interest-bearing deposits in other financial institutions                451,600                   756,687
                                                                     -----------            --------------
              Cash and cash equivalents                               18,047,217                10,352,522

Investment securities available for sale                              33,356,400                29,457,412
Loans, net                                                           132,113,843               121,827,463
Premises and equipment, net                                            5,448,627                 5,422,602
Federal Home Loan Bank stock, at cost                                    509,800                 1,013,200
Accrued interest and dividends receivable                              1,195,118                 1,114,880
Other assets                                                           1,265,637                   671,863
                                                                    ------------               -----------
                  Total assets                                     $ 191,936,642               169,859,942
                                                                    ============               ===========

                      Liabilities and Stockholders' Equity
Deposits:
     Non-interest bearing                                          $  11,974,547                 8,501,973
     Interest- bearing deposits                                       63,364,220                44,555,271
     Savings  accounts                                                 8,079,685                 9,089,074
     Time deposits less than $100,000                                 73,889,280                74,388,954
     Time deposits greater than $100,000                              19,163,318                18,441,449
                                                                    ------------              ------------
                  Total deposits                                     176,471,050               154,976,721

     Securities sold under agreements to repurchase                    1,437,557                 1,117,264
     Line of credit                                                      750,000                         -
     Other liabilities                                                 1,467,527                 2,139,844
                                                                     -----------               -----------
                  Total liabilities                                  180,126,134               158,233,829
                                                                     -----------               -----------
Stockholders' Equity:
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                                 -                         -
     Common stock, $.10 par value; 4,000,000 shares
        authorized;  988,650 shares issued in 1999 and
        990,647 shares issued 1998; outstanding
        979,365 in 1999 and 984,662 in 1998                               98,869                    90,059
     Additional paid-in-capital                                        9,058,640                 7,783,384
     Retained earnings                                                 3,557,705                 4,528,267
     Unearned ESOP shares                                               (432,000)                 (468,000)
     Unearned compensation                                              (199,254)                 (286,339)
     Treasury stock, at cost                                             (85,826)                  (59,777)
     Accumulated other comprehensive income                             (187,626)                   38,519
                                                                    ------------              ------------

                  Total stockholders' equity                          11,810,508                11,626,113
                                                                    ------------              ------------

                  Total liabilities and stockholders' equity       $ 191,936,642               169,859,942
                                                                    ============              ============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                              ---------------------------- ---------------------------
                                                                   1999           1998          1999          1998
                                                               -----------    -----------   -----------   -----------
Interest and dividend income:
   Interest and fees on loans                                  $ 3,012,708      2,581,648     5,980,328     4,958,278
   Interest on federal funds sold                                  116,924           --         199,380             1
   Interest bearing deposits in other financial institutions        20,147          6,133        53,861        28,711
   Interest and dividends on taxable investment securities         429,679        386,613       797,347       641,926
                                                               -----------    -----------   -----------   -----------
               Total interest and dividend income                3,579,458      2,974,394     7,030,916     5,628,916
Interest expense:
   Deposit accounts                                              1,833,802      1,652,609     3,600,502     2,942,414
   Other borrowings                                                 21,660         27,781        32,437       188,185
                                                               -----------    -----------   -----------   -----------
          Total interest expense                                 1,855,462      1,680,390     3,632,939     3,130,599
                                                               -----------    -----------   -----------   -----------
          Net interest income                                    1,723,996      1,294,004     3,397,977     2,498,317

Provision for loan losses                                          100,000         60,000       220,700       120,000
                                                               -----------    -----------   -----------   -----------
          Net interest income after provision
            for loan losses                                      1,623,996      1,234,004     3,177,277     2,378,317
                                                               -----------    -----------   -----------   -----------
Other income:
   Service charges on deposit accounts                             124,451         86,884       244,643       185,449
   Gain(loss) on sale of loans                                      (1,983)          --          51,878          --
   Gain on sale of fixed assets                                       --             --          58,359          --
   Gain on sale of investments and mortgage-backed
     securities                                                     68,201         30,028        68,201       135,417
   Other                                                            31,227         23,767        46,739        62,628
                                                               -----------    -----------   -----------   -----------
          Total other income                                       221,896        140,679       469,820       383,494
                                                               -----------    -----------   -----------   -----------
Other expenses:
   Salaries and employee benefits                                  840,258        750,619     1,675,301     1,486,996
   Occupancy                                                       277,808        177,181       549,185       442,611
   Other                                                           375,312        386,497       709,913       684,874
                                                               -----------    -----------   -----------   -----------
          Total other expenses                                   1,493,378      1,314,297     2,934,399     2,614,481
                                                               -----------    -----------   -----------   -----------
Income before income taxes                                         352,514         60,386       712,698       147,330

Income tax expense                                                 123,465         21,561       250,965        51,990
                                                               -----------    -----------   -----------   -----------
          Net income                                           $   229,049         38,825       461,733        95,340
                                                               -----------    -----------   -----------   -----------
Basic income per share                                         $       .27            .05           .54           .11
                                                               -----------    -----------   -----------   -----------
Diluted  income per share                                      $       .26            .04           .52           .11
                                                               -----------    -----------   -----------   -----------
Weighted average shares outstanding - basic                        856,516        839,329       856,516       839,543
                                                               -----------    -----------   -----------   -----------
Weighted average shares outstanding - diluted                      892,989        891,349       897,617       889,850
                                                               -----------    -----------   -----------   -----------
Dividends declared per common share                                    .08           .145           .16           .29
                                                               ===========    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                               CCF HOLDING COMPANY
                 Consolidated Statement of Comprehensive Income
                 For the Six Month Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                     Three Months Ended        Six Months Ended
                                                          June 30,                 June 30,
                                                          --------                 --------
                                                     1999          1998        1999          1998
----------------------------------------------------------------------------------------------------
Net Earnings                                       $ 229,049       38,825      461,733       95,340
                                                   ---------    ---------    ---------    ---------


Other comprehensive income,  net  of  tax:
      Unrealized  gains  on  investment
      securities available for sale:
          Holding gains (losses) arising during
          the period, net of taxes of $(60,902),
          $20,441, $(112,481) and $107,946           (99,536)      33,407     (183,833)     176,422


          Reclassification adjustment for
          gain included in earnings, net
          of taxes $25,889,$11,399, $25,889,
          and $51,404                                (42,312)     (18,629)     (42,312)     (84,013)
                                                   ---------    ---------    ---------    ---------

Other comprehensive income (loss)                   (141,848)      14,778     (226,145)      92,409
                                                   ---------    ---------    ---------    ---------
Comprehensive income                               $  87,201       53,603      235,588      187,749
                                                   =========    =========    =========    =========

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          June 30,
                                                                                 ------------------------------
                                                                                       1999            1998
                                                                                       ----            ----
Cash flows from operating activities:
      Net income                                                                 $    461,733          95,340
      Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
      Provision for loan losses                                                       220,700         120,000
      Depreciation, amortization, and accretion, net                                  224,501         208,925
      Amortization of management stock bonus plan expense                              40,386          68,549
      ESOP compensation expense                                                        69,250          82,657
      Net gain on sale of investment securities and mortgage-backed securities        (68,201)       (135,417)
      Net gain on sale of loans                                                       (51,878)           --
      Net gain on sale of fixed assets                                                (58,359)           --
      Increase in accrued interest and dividends receivable                           (80,238)       (175,715)
      Increase in other assets                                                       (593,775)       (276,697)
      Decrease in other liabilities                                                  (749,981)        (19,109)
                                                                                 ------------    ------------
   Net cash used in operating activities                                             (585,862)        (31,467)
                                                                                 ------------    ------------

Cash flows from investing activities:
      Proceeds from maturing investment securities-available for sale              17,753,400            --
      Proceeds from sales of investment securities-available for sale                 132,656       1,402,995
      Purchases of investment securities-available for sale                       (21,457,551)    (14,727,695)
      Principal repayments on mortgage-backed securities-available for sale            40,676         220,899
      Proceeds from sales of mortgage-backed securities-available for sale               --         1,167,169
      Loan originations, net                                                      (15,959,697)    (17,282,003)
      Proceeds from sale of loans                                                   5,504,495            --
      Premises and equipment retired                                                     --           296,695
      Proceeds from sale of premises and equipment                                    132,722            --
      Purchases of premises and equipment                                            (309,083)       (966,375)
                                                                                 ------------    ------------
   Net cash used in investing activities                                          (14,162,382)    (29,888,315)
                                                                                 ------------    ------------

Cash flows from financing activities:
      Net increase in savings and demand deposit accounts                          21,272,134      16,712,943
      Net increase in certificates of deposits                                        222,195      33,994,538
      Net increase in securities sold under agreements to repurchase                  320,293       1,004,546
      Decrease in Federal Home Loan Bank advances                                        --       (18,510,000)
      Advances on line of credit                                                      750,000            --
      Net increase in advance payments by
        borrowers for property taxes and insurance                                     97,490         205,269
      Dividends paid                                                                 (210,140)       (133,709)
      Cash paid in lieu of fractional shares                                             (835)           (651)
      Common stock repurchased                                                         (8,198)        (51,190)
                                                                                 ------------    ------------
            Net cash provided by  financing activities                             22,442,939      33,221,746
                                                                                 ------------    ------------

Increase in cash and cash equivalents                                               7,694,695       3,301,964
Cash and cash equivalents at beginning of period                                   10,352,522       8,741,316
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $ 18,047,217      12,043,280
                                                                                 ============    ============
Supplemental disclosure of cash flow information:
      Interest paid                                                              $  3,142,878       1,680,390
                                                                                 ============    ============
      Income taxes paid                                                          $    662,000          15,000
                                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the six month periods ended June 30, 1999 and June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

4.   Cash Dividend
     -------------

On June 18, 1999, the Company declared a cash dividend of $.08 per share to stockholders of record on July 1, 1999. These dividends were payable on July 15, 1999. For periods ending during 1998, per share cash dividends have been adjusted for stock dividends.

5.   Stock Dividend
     --------------

On March 16, 1999, the Company declared a 10% stock dividend per share to stockholders of record on April 1, 1999. This dividend was payable on April 15, 1999. Cash was paid in lieu of fractional shares at the rate of $14.25 per share. As a result of the stock dividend, the Company transferred $1,280,827 from retained earnings to additional paid in capital.

6.  Earnings per share
    ------------------

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

The following is a reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share".

    ------------------------------

                                                           For the three months ended June 30, 1999
                                                                                                  Per share
                                                          Net Earnings         Common Shares        Amount
                                                          ------------         -------------        ------

Basic earnings per share                                     $229,049              856,516         $0.27
Effect of dilutive common stock issuance's:
     Stock Options                                                                  36,473
                                             -----------------------------------------------------------
Diluted Earnings per share                                   $229,049              892,989         $0.26
                                             ===========================================================

                                                              For the three months ended June 30, 1998
                                                                                                Per share
                                                         Net Earnings         Common Shares        Amount
                                                         ------------         -------------        ------

Basic earnings per share                                      $38,825              839,329         $0.05
Effect of dilutive common stock issuance's:
     Stock Options                                                                  52,020
                                            -------------------------------------------------------------
Diluted Earnings per share                                    $38,825              891,349         $0.04
                                            =============================================================


                                                          For the six months ended June 30, 1999
                                                                                                  Per share
                                                          Net Earnings         Common Shares        Amount
                                                          ------------         -------------        ------

Basic earnings per share                                     $461,733                856,516       $0.54
Effect of dilutive common stock issuance's:
     Stock Options                                                                    41,101
                                             -----------------------------------------------------------
Diluted Earnings per share                                   $461,733                897,617       $0.51
                                             ===========================================================

                                                                  For the six months ended June 30, 1998
                                                                                               Per share
                                                       Net Earnings         Common Shares        Amount
                                                       ------------         -------------        ------

Basic earnings per share                                      $95,340              839,543         $0.11
Effect of dilutive common stock issuance's:
     Stock Options                                                                  50,307
                                            ------------------------------------------------------------
Diluted Earnings per share                                    $95,340              889,850         $0.11
                                            ============================================================

                                        6

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

Comparison of Financial Condition at June 30, 1999  and December 31, 1998

Assets - The Company's assets increased by 13%, or $22 million, between December 31, 1998 and June 30, 1999. Loans receivable increased 8.44% to $132.1 million at June 30, 1999, up $10.3 million from $121.8 million at December 31, 1998. The Company's loan growth includes approximately $6.4 million in commercial real estate loans $1.8 million in construction loans and $ 8.9 million in consumer loans, primarily indirect consumer loans. The growth has been partially offset by the sale, in January 1999, of $5.4 million in fixed rate mortgage (1 to 4 family dwellings) loans for a net decrease in the mortgage (1 to 4 family dwellings) loan portfolio of $6.7 million.

Federal funds sold increased $7.8 million from $2.3 million at December 31, 1998 to $10.1 million at June 30, 1999. Other assets increased $594,000 from December 31, 1998 to June 30, 1999. This increase was largely due to an increase of $280,000 in the dealer reserve account, associated with the indirect lending function and an increase of $200,000 in prepaid expenses for annual maintenance contracts and annual insurance premiums.

Liabilities - Total deposits during the six months ended June 30, 1999 grew to $176.5 million, an increase of $21.5 million from $155.0 million at December 31, 1998. Deposit growth was primarily in transaction accounts with a $3.5 million increase in non-interest bearing accounts and a $18.8 million increase in interest bearing accounts. The Bank continues to stress transaction account growth in its marketing strategy.

Other liabilities decreased $672,000 during the period. This decrease is primarily due to payment of $342,000 for income taxes due for the year ending 1998. Additionally, the overnight balance in the official check account decreased by $394,000.

The Company opened and drew $750,000 on a line of credit of $1,000,000. These funds were downstreamed to the Bank as a capital infusion.

Stockholders'  Equity - Stockholders'  equity  increased  $184,000 or 1.6%, from
December 31, 1998 to June 30, 1999. This increase was the result of the Company's net income, Employee stock ownership plan allocations, management stock bonus plan expense, partially offset by the change in unrealized losses on securities available for sale. The Company also declared two quarterly dividends totaling $157,000 which partially offset the increase in stockholders equity. The ratio of stockholders' equity as a percentage of total assets decreased to 6.15% at June 30, 1999 from 6.84% at December 31, 1998. Book value per share increased from $11.73 at December 31, 1998 to $11.95 at June 30, 1999.

Liquidity - The Bank's liquidity was 19.8% on June 30, 1999. In addition to the customary means of meeting liquidity needs, the Bank had $10.1 million in Federal Funds sold available and unused lines of credit totaling $18.5 million.

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 1999 and 1998

Net Income - The Company's net income of $229,049 for the three month period ending June 30, 1999 increased by $190,224, from $38,825 over the same three month period ending June 30, 1998. Income of $461,733 for the six-month period ended June 30, 1999 increased by $366,393 or 384%, from a net income of $95,340 for the six month period ending June 30, 1998. The change in net income was primarily due to an increase of net interest income, generated through loan growth and interest on securities.

Net Interest Income - Net interest income for the three-month period ended June 30, 1999 increased $429,992 or 33.23% from $1,294,004 in 1998 to $1,723,996 for the same period in 1999. For the six month periods ending June 30, 1999 and June 30, 1998 net interest income increased $899,660 or 36.01%. The increase in the average balance of loans receivable during the six-month period ended June 30, 1999, of $20 million resulted in a $1.02 million or 20.6% increase in interest income from loans to $5.98 million from $4.96 million, respectively. Investment securities and federal funds sold interest income increased $354,800 from June 30, 1998 to June 30, 1999, to $997,000 from $642,000. Interest expense increased $502,340 to $3.63 million for the six-month period ended June 30, 1999 from $3.13 million for the same period in 1998. This increase is the result of the increased balance in interest bearing deposits during the six months ended June 30, 1999.

Provision for Loan Losses - The Bank's provision for loan losses increased for the six month period ended June 30, 1999 compared to the same period in 1998, increasing to $220,700 from $120,000. At June 30, 1999 the allowance for non-mortage loan losses to the non-mortage loan portfolio was 1.00%. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as Substandard for the period ending June 30, 1999 totaled $548,958 and for the period ending December 31, 1998 substandard loans totaled $786,762. Loans classified as doubtful totaled $86,822 for the period ending June 30, 1999, there were no loans classified as doubtful at December 31, 1998. Non accrual loans decreased from $111,536 at December 31, 1998 to $38,292 at June 30, 1999. Charge offs during the period ending June 30, 1999 totaled $21,279.

Other Income - Service charges on deposit accounts increased 43.2% from $86,884 at June 30, 1998 to $124,451 for the period ending June 30, 1999. During the six month period ending June 30, 1999, service charge income on deposit accounts had increased to $244,643. This represented an increase of 31.92% over the same period ending June 30, 1998. This increase is attributed to the rising number of transaction accounts. Other income includes a gain on the sale of mortgage loans of $53,861 during the first quarter of 1999. Fixed rate Fannie Mae qualified mortgage loans were sold to Fannie Mae with servicing retained. Additionally, a gain of $58,359 was booked during the first quarter related to the sale of a building in Riverdale Georgia. This office was closed in 1996.

Other Expenses - Other expenses for the three month period ended June 30, 1999 increased 13.63% from $1.3 million for the three-month period ended June 30, 1998 to $1.49 million for the same period in 1999, an increase of $179,000. For the six month period ending June 30, 1999, other expenses increased by 12.24% or $319,918. Salaries and employee benefits increased to $1.68 million for the six month period ended June 30, 1999 compared to $1.49 million during the same six-month period in 1998, an increase of $188,305. Occupancy expenses increased by $107,574. This included an increase of $56,600 for processing the growing number of transaction accounts from the period ending June 30, 1998 to the same six month period ending June 30, 1999.

Year 2000 - The Bank has developed a Business Interruption Plan and a Contingency Plan which were approved by the Board of Directors prior to the June 30, 1999 deadline as required by the regulators. The Bank's plans cover those areas deemed mission critical including those systems certified as Year 2000 compliant.

Costs associated with the Year 2000 project have been negligible and have mostly been absorbed in the expansion expenses taking place over the last 24 months. The new technologies and processing systems installed during that period were certified Year 2000 compliant at management's insistence, as they were added.

All credit customers with balances outstanding or commitments exceeding $100,000 have been evaluated for their Year 2000 compliance efforts. There have been no credit risks noted through the period ending June 30, 1999. All new loans exceeding the $100,000 threshold require an indemnity from the customer regarding issues relating to the millennium date change.

The Company will monitor uncertainties related to the Year 2000 issues by continuing to request an update on all critical and important vendors through the remainder of 1999. If any concerns are identified related to any critical vendor, the contingency plans will be implemented immediately to assure continued service the Bank's customers.

The Year 2000 liquidity plan has been developed to included projected cash needs and sources of the funds that could be required during the century rollover. Funds will be available from maturing discount notes and a lines of credit with correspondent banks.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of testing plans and the readiness of all vendors, suppliers and customers. The electrical provider that the Company uses has asserted that they are Year 2000 compliant.


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

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

        (a) 10.4 Change in Control Agreements with other executive officers. (These agreements are in addition to other agreements previously filed.)

        (b)    None.

CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               CCF HOLDING COMPANY


     Date: August 11, 1999                     BY:\s\ David B. Turner
                                                  ------------------------------
                                                     David B. Turner
                                                     President and
                                                     Chief Executive Officer


     Date: August 11, 1999                     BY:\s\ Mary Jo Rogers
                                                  ------------------------------
                                                     Mary Jo Rogers
                                                     Sr. Vice President and
                                                     Chief Financial Officer