Form 10QSB
period 1999-09-30
CCF HOLDING CO
filed 1999-11-12
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:      September 30, 1999
                                          ------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    ----------------

Commission file number: 0-25846

                               CCF HOLDING COMPANY
                        --------------------------------
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

                                 (770) 478-8881
                            ------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Number of shares  outstanding of each of the issuer's  classes of common equity:
At October 15, 1999 988,650 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes      No   X
    ---      ---

FORM 10-QSB
                                      INDEX



PART I.   FINANCIAL INFORMATION                                             Page



         Item 1.  Financial Statements:

                      Consolidated Balance Sheets as of
                      September 30, 1999 and December 31, 1998................1

                      Consolidated Statements of Income
                      for the three months and nine months ended
                      September 30, 1999 and September 30, 1998 ..............2

                      Consolidated Statements of Comprehensive Income
                      for the three months and nine months ended
                      September 30, 1999 and September 30, 1998  .............3

                      Consolidated Statements of Cash Flows
                      for the nine months ended
                      September 30, 1999 and September 30, 1998 ..............4

                      Notes to Consolidated Financial Statements .............5

         Item 2.  Management's Discussion and Analysis or Plan of Operation ..7


PART II.  OTHER INFORMATION


         Item 1.      Legal Proceedings .....................................10

         Item 2.      Changes in Securities..................................10

         Item 3.      Defaults upon Senior Securities .......................10

         Item 4.      Submission of Matters to a Vote
                        of Security Holders .................................10

         Item 5.      Other Information .....................................10

         Item 6.      Exhibits and Reports on Form 8-K ......................10

Signatures            .......................................................11

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                     Assets
                                     ------

                                                                   September 30,               December 31,
                                                                        1999                       1998
                                                                        ----                       ----
                                                                     (Unaudited)                 (Audited)

Cash and due from banks                                           $    6,674,434                 7,275,835
Federal funds sold                                                     2,380,000                 2,320,000
Interest-bearing deposits in other financial institutions                102,583                   756,687
                                                                     -----------            --------------

              Cash and cash equivalents                                9,157,017                10,352,522

Investment securities available for sale                              35,460,071                29,457,412
Loans, net                                                           132,625,908               121,827,463
Premises and equipment, net                                            5,772,035                 5,422,602
Federal Home Loan Bank stock, at cost                                    509,800                 1,013,200
Accrued interest and dividends receivable                              1,231,038                 1,114,880
Other assets                                                           2,636,958                   671,863
                                                                   -------------               -----------

                  Total assets                                     $ 187,392,827               169,859,942
                                                                     ===========               ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Deposits:
     Non-interest bearing                                          $  11,158,151                 8,501,973
     Interest- bearing deposits                                       60,227,344                44,555,271
     Savings  accounts                                                 7,818,682                 9,089,074
     Time deposits less than $100,000                                 70,526,766                74,388,954
     Time deposits greater than $100,000                              17,485,667                18,441,449
                                                                    ------------              ------------

                  Total deposits                                     167,216,610               154,976,721

     Securities sold under agreements to repurchase                      717,896                 1,117,264
     Line of credit                                                      750,000                       -
     Federal Home Loan Bank Advances                                   5,000,000                       -
     Other liabilities                                                 1,816,082                 2,139,844
                                                                   -------------               -----------

                  Total liabilities                                  175,500,588               158,233,829
                                                                     -----------               -----------

Stockholders' Equity:
     Preferred stock, no par value; 1,000,000 shares
       authorized; none issued and outstanding                             -                         -
     Common stock, $.10 par value; 4,000,000 shares
       authorized;  988,650 shares issued in 1999 and 990,647
       shares issued 1998; outstanding  985,636 in 1999 and
       984,662 in 1998                                                    98,869                    90,059
     Additional paid-in-capital                                        9,086,789                 7,783,384
     Retained earnings                                                 3,736,560                 4,528,267
     Unearned ESOP shares                                              (414,000)                 (468,000)
     Unearned compensation                                             (204,784)                 (286,339)
     Treasury stock, at cost                                            (75,876)                  (59,777)
     Accumulated other comprehensive income                            (335,319)                    38,519
                                                                   -------------               -----------
                  Total stockholders' equity                          11,892,239                11,626,113
                                                                    ------------              ------------

                  Total liabilities and stockholders' equity       $ 187,392,827               169,859,942
                                                                     ===========               ===========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,              September 30,
                                                                    -------------              -------------
                                                                  1999          1998          1999           1998
                                                                  ----          ----          ----           ----
Interest and dividend income:
   Interest and fees on loans                                  $ 3,116,313      2,856,057     9,096,641     7,814,335
   Interest on federal funds sold                                   76,621        114,106       320,927       267,017
   Interest bearing deposits in other financial institutions         7,036         17,079        15,971        45,790
Interest and dividends on taxable investment securities            493,918        334,907     1,291,265       823,922
                                                               -----------    -----------   -----------   -----------
               Total interest and dividend income                3,693,888      3,322,149    10,724,804     8,951,064
Interest expense:
   Deposit accounts                                              1,802,082      1,783,807     5,402,585     4,726,220
   Securities sold under agreement to repurchase                    19,197         29,597        50,894        82,653
   Other borrowings                                                 41,168           --          41,908       135,130
                                                               -----------    -----------   -----------   -----------
          Total interest expense                                 1,862,447      1,813,404     5,495,387     4,944,003
                                                               -----------    -----------   -----------   -----------

          Net interest income                                    1,831,441      1,508,745     5,229,417     4,007,061

Provision for loan losses                                           75,000         80,000       295,700       200,000
                                                               -----------    -----------   -----------   -----------
          Net interest income after provision
            for loan losses                                      1,756,441      1,428,745     4,933,717     3,807,061
                                                               -----------    -----------   -----------   -----------
Other income:
   Service charges on deposit accounts                             126,989         99,414       371,632       284,863
   Gain(loss) on sale of loans                                      (2,776)          --          49,102          --
   Gain on sale of fixed assets                                       --             --          58,359          --
   Gain on sale of investments and mortgage-backed
     securities                                                       --             --          68,201       136,513
   Other                                                            56,249         31,082       102,988        87,416
                                                               -----------    -----------   -----------   -----------
          Total other income                                       180,462        130,496       650,282       508,792
                                                               -----------    -----------   -----------   -----------

Other expenses:
   Salaries and employee benefits                                  868,372        774,475     2,547,173     2,261,470
   Occupancy                                                       294,632        196,247       843,817       540,546
   Other                                                           377,227        402,168     1,083,639     1,180,157
                                                               -----------    -----------   -----------   -----------
          Total other expenses                                   1,540,231      1,372,890     4,474,629     3,982,173
                                                               -----------    -----------   -----------   -----------
Income before income taxes                                         396,672        186,351     1,109,370       333,680
                                                               -----------    -----------   -----------   -----------
Income tax expense                                                 139,414         65,545       390,379       117,535
                                                               -----------    -----------   -----------   -----------
          Net income                                           $   257,258        120,806       718,991       216,145
                                                               -----------    -----------   -----------   -----------
Basic income per share                                         $       .27            .13           .77           .23
                                                               -----------    -----------   -----------   -----------
Diluted  income per share                                      $       .26            .12           .74           .22
                                                               -----------    -----------   -----------   -----------
Weighted average shares outstanding - basic                        959,906        947,827       937,470       924,748
                                                               -----------    -----------   -----------   -----------
Weighted average shares outstanding - diluted                    1,001,597        998,902       975,319       978,665
                                                               -----------    -----------   -----------   -----------
Dividends declared per common share                                    .08            .16           .24           .48
                                                               ===========    ===========   ===========   ===========


See accompanying notes to consolidated financial statements

                               CCF HOLDING COMPANY
                 Consolidated Statement of Comprehensive Income
              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                      Three Months Ended        Nine Months Ended
                                                        September  30,           September  30,
                                                      1999          1998        1999          1998
                                                      ----          ----        ----          ----


Net Earnings                                       $ 257,258      120,806      718,991       95,340
                                                   ---------      -------      -------       ------

Other comprehensive income, net of tax:
      Unrealized gains on investment
      securities available for sale:
          Holding gains(losses) arising during
          the period, net of taxes of $(90,368),
          $(95,697), $(202,849) and $12,665         (147,693)    (156,402)    (331,526)      20,700
          Reclassification adjustment for
          gain(loss) included in earnings, net
          of taxes $0, $0, $25,889,and $51,820             0            0      (42,312)     (84,693)
                                                   ---------      -------      -------       ------
Other comprehensive loss                            (147,693)    (156,402)    (373,838)     (63,993)
                                                   ---------      -------      -------       ------
Comprehensive income                               $ 109,565      (35,596)     345,153      152,152
                                                   =========      =======      =======      =======


                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                               -------------
                                                                                            1999            1998
                                                                                            ----            ----
Cash flows from operating activities:
      Net income                                                                       $    718,991         216,145
      Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
      Provision for loan losses                                                             295,700         200,000
      Depreciation, amortization, and accretion, net                                        363,111         324,943
      Amortization of management stock bonus plan expense                                    64,583          80,570
      ESOP compensation expense                                                             107,879         136,916
      Net gain(loss) on sale of investment securities and mortgage-backed securities        (68,201)       (136,513)
      Net (gain)loss on sale of loans                                                       (49,102)            206
      Net (gain)loss on sale of fixed assets                                                (58,359)            347
      Increase in accrued interest and dividends receivable                                (116,158)       (261,545)
      Increase in other assets                                                           (1,965,095)       (496,937)
      Decrease in other liabilities                                                        (489,071)        (41,246)
                                                                                       ------------    ------------
   Net cash provided by(used in) operating activities                                    (1,195,722)         22,886
                                                                                       ------------    ------------

Cash flows from investing activities:
      Proceeds from maturing investment securities-available for sale                    18,750,000      19,071,347
Proceeds from sales of investment securities-available for sale                             552,580       1,402,995
      Proceeds from redemption of Federal Home Loan Bank Stock                              503,400            --
      Purchases of investment securities-available for sale                             (25,713,863)    (32,127,695)
      Principal repayments on mortgage-backed securities-available for sale                  63,114         380,448
      Proceeds from sales of mortgage-backed securities-available for sale                     --         1,167,169
      Loan originations, net                                                            (16,458,207)    (30,096,983)
      Proceeds from sale of loans                                                         5,504,495       6,786,249
      Premises and equipment retired                                                         85,901         296,922
      Proceeds from sale of premises and equipment                                          132,722             347
      Purchases of premises and equipment                                                  (854,060)       (999,214)
                                                                                       ------------    ------------
   Net cash used in investing activities                                                (17,433,918)    (34,118,415)
                                                                                       ------------    ------------

Cash flows from financing activities:
      Net increase in savings and demand deposit accounts                                17,057,859      22,186,652
      Net increase(decrease) in certificates of deposits                                 (4,817,971)     38,847,450
      Net increase(decrease) in securities sold under agreements to repurchase             (399,368)        440,856
      Decrease(increase) in Federal Home Loan Bank advances                               5,000,000     (18,510,000)
      Advances on line of credit                                                            750,000            --
      Net increase in advance payments by
        borrowers for property taxes and insurance                                          137,991         309,256
      Dividends paid                                                                       (285,343)       (264,488)
      ESOP Shares allocated                                                                    --           109,430
Cash paid in lieu of fractional shares                                                         (835)           (651)
      Common stock repurchased                                                               (8,198)        (51,190)
                                                                                       ------------    ------------
            Net cash provided by  financing activities                                   17,434,135      43,067,315
                                                                                       ------------    ------------

Increase in cash and cash equivalents                                                    (1,195,505)      8,971,786

Cash and cash equivalents at beginning of period                                         10,352,522       8,741,316
                                                                                       ------------    ------------
Cash and cash equivalents at end of period                                             $  9,157,017      17,713,102
                                                                                       ============    ============
Supplemental disclosure of cash flow information:
      Interest paid                                                                    $  5,540,749       4,944,003
                                                                                       ============    ============
      Income taxes paid                                                                $    725,000          30,000
                                                                                       ============    ============
Non cash transactions effecting investing activities:
      Transfer of loans to other assets owned                                          $     93,000            --
                                                                                       ============    ============

See accompanying notes to consolidated financial statements

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the three and nine month periods ended September 30, 1999 and September 30, 1998 are unaudited and reflect all adjustments  (consisting  only of normal  recurring  accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

4.   Cash Dividend
     -------------

On September 21, 1999, the Company declared a cash dividend of $.08 per share to stockholders of record on October 5, 1999. These dividends were payable on October 20, 1999. For period ending during 1998, per share cash dividends have been adjusted for stock dividends.

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

    ------------------------------

                  For the three months ended September 30, 1999

                                                                                               Per share
                                                         Net Earnings         Common Shares       Amount
                                                         ------------         -------------       ------

Basic earnings per share                                     $257,258              959,906         $0.27
Effect of dilutive common stock issuance's:
     Stock Options                                                                  41,692
                                                         -----------------------------------
Diluted Earnings per share                                   $257,258            1,001,598         $0.26
                                                         ===============================================


                  For the three months ended September 30, 1998
                                                                                                Per share
                                                         Net Earnings         Common Shares       Amount
                                                         ------------         -------------       ------

Basic earnings per share                                     $120,806              947,827         $0.13
Effect of dilutive common stock issuance's:
     Stock Options                                                                  51,075
                                                         -----------------------------------
Diluted Earnings per share                                   $120,806              998,902         $0.12
                                                         ===============================================


                  For the nine months ended September 30, 1999
                                                                                                Per share
                                                         Net Earnings         Common Shares       Amount
                                                         ------------         -------------       ------

Basic earnings per share                                     $718,991              937,470         $0.77
Effect of dilutive common stock issuance's:
     Stock Options                                                                  37,849
                                                         -----------------------------------
Diluted Earnings per share                                   $718,991              975,319         $0.74
                                                         ===============================================


                  For the nine months ended September 30, 1998
                                                                                                Per share
                                                         Net Earnings         Common Shares       Amount
                                                         ------------         -------------       ------
Basic earnings per share                                     $216,145              924,748         $0.23
Effect of dilutive common stock issuance's:
     Stock Options                                                                  53,917
                                                         -----------------------------------
Diluted Earnings per share                                   $216,145              978,665         $0.22
                                                         ===============================================

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

These forward looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; disruption in data processing caused by computer malfunctions associated with the year 2000 problem; acquisitions; changes in consumers spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Comparison of Financial Condition at September 30, 1999  and December 31, 1998

Assets - The Company's assets increased by 10.3%, or $17.5 million, between December 31, 1998 and September 30, 1999. Net loans receivable increased 8.8% to $132.6 million at September 30, 1999, up $10.8 million from $121.8 million at December 31, 1998. The Company's loan growth includes approximately $7.2 million in commercial real estate loans and $10.7 million in consumer loans, primarily indirect consumer loans. The growth has been partially offset by the sale, in January 1999, of $5.4 million in fixed rate mortgage (1 to 4 family dwellings) loans for a net decrease in the mortgage (1 to 4 family dwellings) loan portfolio of $6.6 million.

Investment securities increased from $29.5 million on December 31, 1998 to $35.5 million on September 30, 1999. This increase was partially the result of $6.0 million is in short term Federal Home Loan Bank Discount Notes that will mature during the fourth quarter of 1999 providing liquidity to the bank during the century rollover. Other assets increased $2.0 million from December 31, 1998 to September 30, 1999. This increase was primarily due to the purchase of a life insurance asset of $1.3 million. Additionally, the dealer reserve account, associated with the indirect lending function increased by $293,000.

Liabilities - Total deposits during the nine months ended September 30, 1999 grew to $167.2 million, an increase of $12.2 million from $155.0 million at December 31, 1998. Deposit growth was primarily in transaction accounts with a $2.7 million increase in non-interest bearing accounts and a $15.7 million increase in interest bearing transaction accounts which was partially offset by a reduction of $4.8 million in the time deposit balances. The Bank continues to stress transaction account growth in its marketing strategy.

Other liabilities decreased $324,000 during the period. This decrease is primarily due to payment of $342,000 for income taxes due for the year ending 1998 which was partially offset by an increase in the overnight balance in the official check account of $162,000.

The Company opened and drew $750,000 on a line of credit of $1,000,000. The interest rated charged on this line of credit is prime minus .75%. These funds were downstreamed to the Bank as a capital infusion. In addition, the bank drew $5,000,000 with a six month maturity on a line of credit (at a rate of 5.96%) at the Federal Home Loan Bank of Atlanta in September 1999. Subsequent to quarter end, the bank drew an additional $5,000,000 with a three month maturity (at a rate of 5.98%) at the Federal Home Loan Bank. The second draw was done in order to follow the liquidity plan established for the century rollover.

Stockholders' Equity - Stockholders' equity increased $266,000 or 2.2%, from December 31, 1998 to September 30, 1999. This increase was the result of the Company's net income, Employee stock ownership plan allocations, management stock bonus plan expense, partially offset by the change in unrealized losses on securities available for sale. The Company also declared three quarterly dividends totaling $285,000 which partially offset the increase in stockholders equity. The ratio of stockholders' equity as a percentage of total assets decreased to 6.3% at September 30, 1999 from 6.84% at December 31, 1998. Book value per share increased from $11.73 at December 31, 1998 to $12.02 at September 30, 1999.

Liquidity - The Bank's liquidity was 20.10% on September 30, 1999. In addition to the customary means of meeting liquidity needs, the Bank had $2.4 million in Federal Funds sold available and unused lines of credit totaling $8.5 million.

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 1999 and 1998

Net Income - The Company's net income of $257,258 for the three month period ending September 30, 1999 increased by $136,452 from $120,806 over the same three month period ending September 30, 1998. Income of $718,991 for the nine month period ended September 30, 1999 increased by $502,846 or 232%, from a net income of $216,145 for the nine month period ending September 30, 1998. The change in net income was primarily due to an increase of net interest income, generated through loan growth and interest on securities.

Net Interest Income - Net interest income for the three-month period ended September 30, 1999 increased $323,000 or 21.3% from $1.5 million in 1998 to $1.8 million for the same period in 1999. For the nine month periods ending September 30, 1999 and September 30, 1998 net interest income increased $1.2 million or 30.5%. The increase in the average balance of loans receivable during the nine-month period ended September 30, 1999, of $12.7 million resulted in a $1.3 million or 16.4% increase in interest income from loans to $9.1 million from $7.8 million, respectively. Investment securities and federal funds sold interest income increased $521,000 from September 30, 1998 to September 30, 1999, to $1.6 million from $1.1 million. Interest expense increased $551,000 to $5.5 million for the nine-month period ended September 30, 1999 from $5.0 million for the same period in 1998. This increase is the result of the increased balances in interest bearing deposits during the nine months ended September 30, 1999.

Provision for Loan Losses - The Bank's provision for loan losses increased for the nine month period ended September 30, 1999 compared to the same period in 1998, increasing to $295,700 from $200,000. At September 30, 1999 the allowance for non-mortgage loan losses to the non-mortgage loan portfolio was 1.08%. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as Substandard for the period ending September 30, 1999 totaled $604,476 and for the period ending December 31, 1998 substandard loans totaled $786,762. Loans classified as doubtful totaled $51,613 for the period ending September 30, 1999, there were no loans classified as doubtful at December 31, 1998. Non accrual loans increased from $111,536 at December 31, 1998 to $189,196 at September 30, 1999. Charge offs during the period ending September 30, 1999 totaled $62,931, representing 0.05% of loans outstanding.

Other Income - Service charges on deposit accounts increased 28% from $99,000 at September 30, 1998 to $127,000 for the same three month period ending September 30, 1999. During the nine month period ending September 30, 1999, service charge income on deposit accounts had increased to $38,000. This represented an increase of 30.4% over the same period ending September 30, 1998. This increase is attributed to the rising number of transaction accounts. Other income includes a net gain on the sale of mortgage loans of $49,102. During the first quarter of 1999, a block of fixed rate Fannie Mae qualified mortgage loans were sold to Fannie Mae with servicing retained. Additionally, a gain of $58,359 was booked during the first quarter related to the sale of a building in Riverdale Georgia. This office was closed in 1996.

Other Expenses - Other expenses for the three month period ended September 30, 1999 increased 12.1% from $1.4 million for the three-month period ended September 30, 1998 to $1.5 million for the same period in 1999, an increase of $167,000. For the nine month period ending September 30, 1999, other expenses increased by 12.3% or $492,000. Salaries and employee benefits increased to $2.6 million for the nine month period ended September 30, 1999 compared to $2.3 million during the same nine-month period in 1998, an increase of $286,000.

Other expenses (cont'd): Occupancy expenses increased by $303,000 for the nine month period. This included an increase of $87,000 for processing the growing number of transaction accounts from the period ending September 30, 1998 to the same nine-month period ending September 30, 1999.

Year 2000 - The Bank has developed a Business Resumption Plan and a Contingency Plan which were approved by the Board of Directors prior to the June 30, 1999 deadline as required by the regulators. The Bank's plans cover those areas deemed mission critical including those systems certified as Year 2000 compliant.

Costs associated with the Year 2000 project have been negligible and have mostly been absorbed in the expansion expenses taking place over the last 24 months. The new technologies and processing systems installed during that period were certified Year 2000 compliant at management's insistence, as they were added.

All credit customers with balances outstanding or commitments exceeding $100,000 have been evaluated for their Year 2000 compliance efforts. There have been no Y2K credit risks noted through the period ending September 30, 1999. All new loans exceeding the $100,000 threshold require an indemnity from the customer regarding issues relating to the millennium date change.

The Company will monitor uncertainties related to the Year 2000 issues by continuing to request an update on all critical and important vendors through the remainder of 1999. If any concerns are identified related to any critical vendor, the contingency plans will be implemented immediately to assure continued service the Bank's customers.

The Year 2000 liquidity plan has been developed to included projected cash needs and sources of the funds that could be required during the century rollover. Funds are available from maturing discount notes and lines of credit with correspondent banks. The bank has drawn $10 million (including $5 million drawn subsequent to September 30, 1999) on the line of credit at the Federal Home Loan Bank to ensure a liquid position through the century rollover period.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of testing plans and the readiness of all vendors, suppliers and customers. The electrical provider that the Company uses has asserted that they are Year 2000 compliant.

The Company has begun planning for the century rollover weekend. The event plan includes testing that will occur after the rollover to ensure that there will be no interruption of services to our customers. Additionally, the plan will address actions to be taken should any problems be identified. As noted previously, a business interruption and contingency plan have been completed and can be utilized if necessary.

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

Item 1.  Legal Proceedings.
         NONE

Item 2.  Changes in Securities and Use of Proceeds.
         NONE

Item 3.  Defaults upon Senior Securities.
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8-K
        (a)    NONE

        (b)    NONE

CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CCF HOLDING COMPANY


     Date:   November 12, 1999            BY:\s\ David B. Turner
             -----------------                ---------------------------------
                                                 David B. Turner
                                                 President and
                                                 Chief Executive Officer


     Date:   November 12, 1999            BY:\s\ Mary Jo Rogers
             -----------------                ---------------------------------
                                               Mary Jo Rogers
                                                 Sr. Vice President and
                                                 Chief Financial Officer