Form 10KSB40
period 1999-12-31
CCF HOLDING CO
filed 2000-03-29
CIK 943033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.
                                                        -----------------
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from         to
                                                             -------   --------.

Commission File No. 0-25846

                               CCF HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Georgia                                                          58-2173616
--------------------------                                       ----------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
or Organization)                                            Identification No.)

101 North Main Street, Jonesboro, Georgia                          30236
---------------------------------------------                   -----------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:              (770) 478-8881
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $15.5 million.

     As of March 16, 2000 there were issued and outstanding 986,849 shares of the registrant's common stock.

     The registrant's voting stock trades on the SmallCap market of The Nasdaq Stock Market under the symbol "CCFH." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's common stock on March 16, 2000, was $11.8 million.

Transition Small Business Disclosure Format (check one)
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999. (Part II)
          2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

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

PART I

Item 1.  Description of Business
--------------------------------

General

     The Company is a Georgia-chartered corporation which was organized in March 1995 at the direction of Clayton County Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a mutual to stock form of organization (the "Conversion"). In July 1995, the Association completed its conversion and became a wholly owned subsidiary of the Company. In February 1997, the Association changed its name to Heritage Bank (the "Bank"). The Company is a bank holding company and the Bank is a commercial bank chartered by the State of Georgia. Prior to September 1998, the Company was a savings and loan holding company and the Bank was a federally chartered savings bank. The Company is not an operating company and has not engaged in any significant business to date. As such, references herein to the Bank include the Company unless the context otherwise indicates.

     The Bank, through its predecessors, commenced business in 1955. Prior to 1997, the Bank operated a traditional savings and loan business, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. Since the early part of 1997, the Bank has expanded its loan and deposit activities in an attempt to position itself to offer more of the products and services of a commercial bank and compete on a broader scale in the highly competitive financial services industry. During the fiscal year ended December 31, 1999, the Bank continued to significantly expand the size of its commercial (primarily real estate mortgages) and construction (primarily residential), and consumer (primarily indirect) lending portfolios as well as the amount of the deposits it holds.

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

                                                    At December 31,
                                        ---------------------------------------
                                              1999                 1998
                                        -----------------    ------------------
                                        Amount    Percent    Amount     Percent
                                        ------    -------    ------     -------
                                                 (Dollars in Thousands)
Loan Category
Residential (1-4 family) mortgage...  $ 31,927    21.52%    $ 39,300     31.86%
Commercial, primarily real estate
  mortgage..........................    61,366     41.37      44,687      36.23
Real estate construction............    30,105     20.30      26,228      21.26
Consumer and other installment......    24,939     16.81      13,142      10.65
                                        ------     -----      ------      -----
    Total loans receivable..........   148,337    100.00%    123,357     100.00%
                                       -------    ======     -------     ======
Less:
  Unamortized loan fees and
    costs, net......................      (547)                 (587)
  Allowance for loan losses.........    (1,237)                 (943)
                                       -------               -------
    Total loans, net................  $146,553              $121,827
                                       =======               =======

     Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 1999. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totaled $113.0 million and $73.8 million for the years ended December 31, 1999 and December 31, 1998, respectively. Adjustable-rate mortgage loans ("ARMs") are shown as maturing based on repricing dates.

                                                  December 31, 1999
                                      ----------------------------------------
                                       Within  One to Five After Five
                                      One Year   Years       Years      Total
                                      --------  -------     -------    -------
                                                   (In Thousands)
  Residential (1-4 family) mortgage..   $ 365   $ 2,377     $29,185    $31,927
  Commercial, primarily real estate
    mortgage.........................  17,097    29,868      14,400     61,365
  Real estate construction...........  28,766     1,340          --     30,106
  Consumer and other installment.....   1,035     5,526      18,378     24,939
                                        -----     -----      ------     ------
    Total............................ $47,263   $39,111     $61,963   $148,337
                                       ======    ======      ======    =======

     The following table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and which have floating or adjustable interest rates.

                                            Fixed Rate             Adjustable Rate
                                        -----------------  --------------------------------
                                        Amount    Percent    Amount    Percent      Total
                                        ------    -------  ---------  ---------    --------
                                                            (Dollars in Thousands)
Residential (1-4 family) mortgage..     $23,500    15.84%   $ 8,427     5.68%      $31,927
Commercial, primarily real estate
   mortgage........................      29,756     20.06    31,609     21.31       61,365
Real estate construction...........       2,377      1.60    27,729     18.69       30,106
Consumer and other installment.....      23,121     15.59     1,818      1.23       24,939
                                         ------     -----     -----      ----       ------
  Total............................     $78,754     53.09%  $69,583     46.91%    $148,337
                                         ======    ======    ======    ======      =======

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

     Construction loan proceeds are disbursed in increments as construction progresses and only after a physical inspection of the project is made by a Bank representative. At December 31, 1999, the Bank had $21.95 million in construction loans outstanding secured by unsold properties.

     Construction loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans generally provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by a title insurance company that will insure the Bank against mechanics' liens or whose credit, financial statements, and experience have been approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 1999, there was $1.4 million outstanding in construction loans to owner/borrowers. The Bank originated and $86.3 million and $62.9 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 1999 and December 31, 1998, respectively.

     Commercial Loans. The Bank originates commercial loans, which represent a growing portion of the Bank's lending activities. At December 31, 1999, outstanding commercial loans amounted to $61 million. At December 31, 1999, the largest commercial loan had a balance of $3 million (reduced to $1.7 million because of the participation in loan funding by other lenders) and was secured by a condominium complex.

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

     Loan Underwriting Risks. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, it may be necessary for the Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Bank has sought to lessen this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the number of construction loans outstanding at any time.

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

     The table below indicates the Bank's origination and sales of loans during the periods indicated.

                                                         Year Ended December 31,
                                                          1999            1998
                                                       -------------------------
                                                              (In Thousands)
Total gross loans receivable at beginning of period     $ 123,357       $ 98,847
                                                         --------        -------
Loans originated:
  Residential (1 to 4 family) mortgage...............       6,033         14,515
  Commercial, primarily real estate mortgage.........      34,323         23,641
  Real estate construction...........................      86,259         62,910
  Consumer and other installment.....................      20,039         14,071
                                                          -------        -------
Total loans originated...............................     146,654        115,137
                                                          -------        -------
Loans sold:
  Residential (1 to 4 family)........................       8,599         17,177
Loans purchased......................................          --            370
Other loan activity:
  Loan principal repayments..........................     113,075         73,820
                                                          -------         ------
Total gross loans receivable at end of period........    $148,337       $123,357
                                                          =======        =======

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


                                 At December 31,
                                                            1999    1998
                                                           ------  ------
                                                        (Dollars in Thousands)
Nonperforming loans:
  Restructured.........................................     $ --     $ --
  Nonaccrual (more than 90 days past due)..............      293      112
                                                             ---      ---
      Total nonperforming loans........................    $ 293    $ 112
                                                            ====     ====
Ratio of nonperforming loans as a percentage of total
loans, net.............................................     .19%     .09%
Ratio of nonperforming loans as a percentage of total
assets.................................................     .15%     .07%

     During the years ended December 31, 1999 and December 31, 1998, gross interest income of $5,997 and $3,540, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 1999 and December 31, 1998 was approximately $40,041 and $98,000, respectively.

     Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                               Year ended
                                                              December 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
                                                         (Dollars in Thousands)

Total average loans outstanding ....................     $133,021      $114,359
                                                         ========      ========
Allowance balance (at beginning of period) .........     $    943      $    670
Provisions for loan losses .........................          341           275
Charge-offs:
  Real estate ......................................           --            --
  Consumer .........................................           71             3
Recoveries:
  Consumer .........................................           24             1
                                                         --------      --------
Allowance balance (at end of period) ...............     $  1,237      $    943
                                                         ========      ========
Allowance for loan losses as a percent of
  net loans receivable at end of period ............          .84%          .77%
Net loans charged off as a percent of
  average loans outstanding ........................          .05%         .001%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more at end
  of period ........................................          422%          842%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more and other
  nonperforming assets at end of period ............          312%          842%


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

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Bank had no real estate owned at December 31, 1999.

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


     During the years ended December 31, 1999 and 1998 the Company sold $621,000 and $3.0 million, respectively, of available for sale investment securities. The table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated. All of the Company's securities are classified as available for sale.

                                                      At December 31,
                                          --------------------------------------
                                                  1999               1998
                                          -----------------  -------------------
                                          Amortized   Fair   Amortized     Fair
                                            Cost      Value     Cost      Value
                                            ----      -----     ----      -----
                                                      (In Thousands)
Securities available for sale:
  U.S. Treasury and U.S. government
    agency obligations ..................  $28,374   $27,599   $29,138   $29,122
  Equity security .......................       --        --        64       134
  Municipal securities ..................      787       779        --        --
                                           -------   -------   -------   -------
    Total ...............................   29,161    28,378    29,202    29,256
                                           -------   -------   -------   -------
Mortgage-backed securities:

    FHLMC ...............................       --        --        --        --
    FNMA ................................      125       125       196       201
    GNMA ................................       --        --        --        --
                                           -------   -------   -------   -------
    Total ...............................      125       125       196       201
                                           -------   -------   -------   -------
    Total investment and mortgage-backed
        securities portfolio ............  $29,286   $28,503   $29,398   $29,457
                                           =======   =======   =======   =======

     Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 1999. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 As of December 31, 1999
                                -------------------------------------------------------------------------------------------------
                                                                                           More than
                                 One Year or Less  One to Five Years Five to Ten Years     Ten Years               Total
                                ------------------ ----------------- ------------------ ---------------- ------------------------
                                          Weighted          Weighted          Weighted          Weighted          Weighted
                                Amortized  Average Amortized Average Amortized Average Amortized Average Amortized Average  Fair
                                  Cost     Yield     Cost     Yield    Cost     Yield    Cost     Yield    Cost     Yield   Value
                                 -----    ------    -----    ------   -----    ------   -----    ------   -----    ------  -----
                                                                     (Dollars in Thousands)
Securities available for sale:
  U.S. Treasury and U.S.
  government agency obligations   $2,000    5.16%   $24,402    5.70%  $1,972    5.94%    $  --     5.68% $28,374    5.68% $27,599
  Mortgage-backed securities          --      --         --       --      --       --      125     4.41      125    4.41      125
  Municipal securities(1)             --      --         --       --     552     4.79      235     4.88      787    4.87      779
                                   -----            -------           ------              ----            ------           ------
Total investment and mortgage-
  backed securities portfolio     $2,000    5.16%   $24,402    5.70%  $2,524    5.69%     $360    4.71%  $29,286   5.30%  $28,503
                                   =====             ======            =====               ===            ======           ======


------------------------------
(1) The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

Sources of Funds

     General. The major sources of the Bank's funds for lending and other investment purposes are deposits, scheduled principal repayments, and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank also has access to advances from the FHLB of Atlanta and correspondent banks.

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

     The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity at December 31, 1999.

   Maturity                                  Amount
------------------                          --------
                                          (In Thousands)
3 months or less .........................   $ 3,218
3-6 months ...............................     4,438
6-12 months ..............................     9,926
Over 12 months ...........................     2,750
                                             -------
                                             $20,332
                                              ======
Borrowings

     Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. At December 31, 1999, the Bank had $13.1 million in secured FHLB advances.

Subsidiary Activity

     The Company has one wholly owned subsidiary, the Bank, which is chartered under the laws of the State of Georgia. The Bank has one wholly owned subsidiary, CCF Financial Services, Inc. CCF Financial Services, Inc., a Georgia-chartered corporation, was formed in 1996 and has remained inactive since that time.

Personnel

     As of December 31, 1999, the Bank had 79 full-time and 17 part-time employees. The Company does not have any employees other than officers. The Bank's employees are not represented by a collective bargaining group.

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

     Changes to federal law that take effect in March 2000 allow qualifying bank holding companies to become financial holding companies that can become affiliated with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are financial in nature include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve determines to be closely related to banking. These changes do not immediately impact the Company and the Company is evaluating whether these changes will ultimately affect its operations.

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

     The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 1999.

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

     The capital levels established for each of the categories are as follows:

                                                Total
                                              Risk-Based    Tier 1 Risk-
         Capital Category   Tier 1 Capital     Capital       Capital
         ----------------   --------------     -------       -------

         Well Capitalized   5% or more       10% or more    6% or more
         Adequately
         Capitalized        4% or more       8% or more     4% or more
         Undercapitalized   less than 4%     less than 8%   less than 4%
         Significantly
         Undercapitalized   less than 3%     less than 6%   less than 3%
         Critically         2% or less
         Undercapitalized   tangible equity        --             --


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

     At December 31, 1999, the Bank had the requisite capital levels to qualify as well capitalized.

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

     The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The Bank did not become a member of the BIF in connection with its conversion from a federal thrift to a Georgia-chartered commercial bank. Members of the SAIF and BIF pay assessed fees to their respective fund so that the funds are maintained at required levels. Assessments can be increased if the reserves fall below required levels. In 1996, a special assessment of 0.657% of deposits was required of members of SAIF.

Item  2.  Description of Property
---------------------------------

     (a) Properties.

     The Company owns no real property but utilizes the offices of the Bank. The Bank operates from its main office and four branch offices, all of which are owned by the Bank.

     The Bank obtains rental income through the leasing of space in its main office building. During the fiscal years ended December 31, 1999 and December 31, 1998, such rental income was $9,500 and $21,240, respectively.

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Stock Market Information" on page 2 of the Company's Annual Report for the fiscal year ended December 31, 1999 (the "Annual Report"), is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     The information contained under the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on April 26, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

         1.       Report of Certified Public Accountants

     2.   CCF Holding Company and Subsidiary

          (a) Consolidated Balance Sheets at December 31, 1999 and December 31, 1998
          (b) Consolidated Statements of Earnings for the years ended December 31, 1999 and December 31, 1998
          (c) Consolidated Statements of Comprehensive Income for the years ended December 31, 1999 and December 31, 1998
          (d) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and December 31, 1998
          (e) Consolidated Statements of Cash Flows for the years ended December 31, 1999 and December 31, 1998
          (f)  Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

          3.1  Articles of Incorporation of CCF Holding Company*
          3.2  Bylaws of CCF Holding Company**
          10.1 Management Stock Bonus Plan***
          10.2 1995 Stock Option Plan***
          10.3 Employment Agreement with David B. Turner****
          10.4 Employment or Change in Control  Agreements  with other executive officers****
          10.5 Supplemental  Retirement Plans and related Split Dollar Insurance
               Plans for executives
          13   Annual Report to Stockholders  for the fiscal year ended December
               31, 1999 (only those portions incorporated by reference  in  this document are deemed filed)
          21   Subsidiaries of the Registrant****
          23   Consent of Porter Keadle Moore, LLP
          27   Financial Data Schedule

(b)  Reports on Form 8-K.

     None.

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.

-----------------------------
* Incorporated by reference to exhibit 3(i) of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 (File No. 0-25846).
** Incorporated by reference to exhibit 3.2 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December
         31, 1997 (File No. 0-25846).
*** Incorporated by reference to the Registrant's proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995 (File No. 0-25846).
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25846).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CCF HOLDING COMPANY


Dated:  March 29, 2000             By: /s/David B. Turner
                                       ------------------
                                       David B. Turner
                                       President, Chief Executive Officer, and
                                       Director (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.

By:      /s/David B. Turner                       By:      /s/John B. Lee, Jr.
         --------------------------------------            ------------------------------------
         David B. Turner                                   John B. Lee, Jr.
         President, Chief Executive Officer,               Chairman of the Board
         and Director (Principal Executive
         Officer)


By:      /s/Edwin S. Kemp, Jr.                    By:      /s/Charles S. Tucker
         --------------------------------------            ------------------------------------
         Edwin S. Kemp, Jr.                                Charles S. Tucker
         Director                                          Treasurer, Secretary, and Director



By:      /s/Joe B. Mundy                          By:      /s/ Mary Jo Rogers
         --------------------------------------            ------------------------------------
         Joe B. Mundy                                      Mary Jo Rogers
         Director                                          Senior Vice President and Chief Financial
                                                           Officer (Principal Accounting and
                                                           Financial Officer)


By:      /s/John T. Mitchell                               /s/ Leonard A. Moreland
         --------------------------------------            ------------------------------------
         John T. Mitchell                                  Leonard A. Moreland
         Director                                          Executive Vice President and Director
