Form 10QSB
period 2000-03-31
CCF HOLDING CO
filed 2000-05-15
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     March 31, 2000
                                    --------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                                ------------    ------------

Commission file number: 0-25846

                               CCF HOLDING COMPANY
                           ---------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

             Georgia                                        58-2173616
---------------------------------                      -------------------
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

Yes      X          No
     ----------         ----------

Number of shares  outstanding of each of the issuer's  classes of common equity:
At April 15, 2000 986,849 shares of the registrant's common stock were outstanding.

              Transitional Small Business Disclosure Format (check one):

Yes                 No     X
     ----------         ----------

FORM 10-QSB

                                      INDEX

PART I.       FINANCIAL INFORMATION                                         Page

       Item 1.  Financial Statements:

                    Consolidated Balance Sheets as of
                    March 31, 2000 and December 31, 1999......................1

                    Consolidated Statements of Income
                    For the three months ended
                    March 31, 2000 and March 31, 1999.........................2

                    Consolidated Statements of Comprehensive Income
                    For the three months ended
                    March 31, 2000 and March 31, 1999.........................3

                    Consolidated Statements of Cash Flows
                    For the three months ended
                    March 31, 2000 and March 31, 1999.........................4

                    Notes to Consolidated Financial Statements................5

       Item 2.  Management's Discussion and Analysis or Plan of Operation.....8


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings............................................10

       Item 2.  Changes in Securities........................................10

       Item 3.  Defaults upon Senior Securities..............................10

       Item 4.  Submission of Matters to a Vote of Security Holders..........10

       Item 5.  Other Information............................................10

       Item 6.  Exhibits and Reports on Form 8-K.............................10

Signatures      .............................................................11

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.    FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                     Assets
                                     ------

                                                                March 31,      December 31,
                                                                  2000              1999
                                                                  ----              ----
                                                              (Unaudited)        (Audited)

Cash and due from banks                                      $   6,165,131        5,035,910
Interest-bearing deposit in other financial institutions           176,299          535,920
Federal funds sold                                               3,030,000        5,760,000
                                                             -------------    -------------
       Cash and cash equivalents                                 9,371,430       11,331,830

Investment securities available for sale                        28,411,211       28,503,446
Loans, net                                                     163,745,246      146,553,417
Premises and equipment, net                                      5,897,842        5,825,367
Federal Home Loan Bank Stock, at cost                              880,000          655,200
Accrued interest receivable                                      1,494,130        1,306,698
Cash surrender value of life insurance                           1,355,786        1,337,344
Other assets                                                     1,749,451        1,268,578
                                                             -------------    -------------
                                                             $ 212,905,096      196,781,880
                                                             =============    =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Deposits:
       Noninterest-bearing deposits                          $  13,525,460       10,639,993
       Interest-bearing demand deposits                         58,217,804       55,163,460
       Savings accounts                                          7,411,599        7,529,549
       Time deposits less than $100,000                         84,546,279       71,861,450
       Time deposits greater than $100,000                      22,885,805       20,331,766
                                                             -------------    -------------
                      Total deposits                           186,586,947      165,526,218

Securities sold under agreement to repurchase                    1,384,109        3,998,419
Federal Home Loan Bank advances                                  9,500,000       13,100,000
Line of credit                                                   1,400,000          900,000
Other liabilities                                                1,877,290        1,274,901
                                                             -------------    -------------

                      Total liabilities                        200,748,346      184,799,538
                                                             -------------    -------------
Commitments
Stockholders' Equity:
       Preferred stock, no par value; 1,000,000 shares
           authorized; none issued and outstanding                       -                -
       Common stock, $.10 par value, 4,000,000 shares
           authorized; 986,849 issued and 979,134 shares
           outstanding in 2000; 980,855 shares
           outstanding in 1999                                      98,685           98,847
       Additional paid-in capital                                9,095,904        9,102,457
       Retained earnings                                         4,124,811        3,960,640
       Unearned ESOP shares                                       (378,000)        (396,000)
       Unearned compensation                                      (142,436)        (199,190)
       Treasury stock, at cost                                     (76,136)         (75,876)
       Accumulated other comprehensive income (loss)              (566,078)        (508,536)
                                                             -------------    -------------

                      Total stockholders' equity                12,156,750       11,982,342
                                                             -------------    -------------

                                                             $ 212,905,096      196,781,880
                                                             =============    =============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                                  2000         1999
                                                                  ----         ----
Interest and dividend income:
     Interest and fees on loans                                $3,774,998    2,967,620
     Interest bearing deposits in other financial institutions     12,743       33,716
     Interest and dividends on taxable investment securities      471,514      450,123
     Interest on nontaxable investment securities                  11,409            -
                                                               ----------   ----------
                Total interest and dividend income              4,270,664    3,451,459

Interest expense
     Deposit accounts                                           1,937,468    1,766,702
     Other borrowings                                             238,776       10,777
                                                               ----------   ----------
                Total interest expense                          2,176,244    1,777,479

                Net interest income                             2,094,420    1,673,980

Provision for loan losses                                         140,000      120,700
                                                               ----------   ----------
                Net interest income after provision
                  for loan losses                               1,954,420    1,553,280

Other income:
     Service charges on deposit accounts                          136,527      120,192
     Gain on sale of loans                                          3,060       53,861
     Gain on sale of fixed assets                                       -       58,359
     Other                                                         60,369       15,512
                                                               ----------   ----------
                Total other income                                199,956      247,924

Other expenses:
     Salaries and employee benefits                             1,023,460      835,043
     Occupancy                                                    354,757      271,377
     Loss on sale of investment securities                         13,026            -
     Other                                                        381,824      334,600
                                                               ----------   ----------
                Total other expenses                            1,773,067    1,441,020

Income before income taxes                                        381,309      360,184
                                                               ----------   ----------

Income tax expense                                                141,980      127,500

                Net income                                     $  239,329      232,684
                                                               ==========   ==========

Basic income per share                                         $      .26          .27

Diluted income per share                                       $      .25          .26

Weighted average shares outstanding - basic                       933,004      856,406

Weighted average shares outstanding - diluted                     959,578      902,136

Dividends declared per common share                                   .08          .08

See accompanying notes to consolidated financial statements.

                               CCF HOLDING COMPANY
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                          2000         1999
                                                                          ----         ----
Net Earnings                                                          $ 239,329      232,684

Other comprehensive income, net of tax:
     Unrealized losses on investment securities available for sale:
           Holding losses arising during the period,
           net of taxes                                                 (65,623)     (84,297)

     Less:  Reclassification adjustment for gain included in
           Earnings, net of taxes                                        (8,081)
                                                                      ---------    ---------

Other comprehensive income (loss)                                       (57,542)     (84,297)
                                                                      ---------    ---------

Comprehensive income                                                  $ 181,787      148,387
                                                                      =========    =========


                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                      2000              1999
                                                                                      ----              ----
Cash flows from operating activities:
     Net income                                                                      239,329           232,684
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                                   140,000           120,700
         Depreciation, amortization, and accretion, net                              132,477           123,138
         Compensation expense related to MSBP                                         22,750            18,819
         ESOP shares allocated                                                        28,042            33,949
         Net loss on sale of investment securities                                    13,026                -
         Net gain on sale of loans                                                    (3,060)          (53,861)
         Net gain on sale of fixed assets                                                 -            (58,359)
         Decrease (increase) in accrued interest and dividends receivable           (187,432)           28,692
         Increase in other assets                                                   (361,007)         (296,398)
         Increase in other liabilities                                               563,537           237,046
                                                                               --------------    --------------
              Net cash (used in) provided by operating activities                    587,662           389,410
                                                                               --------------    --------------

Cash flows from investing activities:
     Proceeds from maturing investment securities- available for sale                      -        12,250,000
     Purchases of investment securities-available for sale                        (2,000,306)      (11,532,598)
     Proceeds from sales of investments securities-available for sale              2,000,000                 -
     Principal repayments of mortgage-backed securities-
         available for sale                                                             (990)           10,718
     Purchases of FHLB stock                                                        (224,800)                -
     Loan originations, net                                                      (20,533,066)       (9,666,738)
     Proceeds from sale of loans                                                   3,204,297         5,504,495
     Proceeds from sale of premises and equipment                                          -           132,722
     Purchases of premises and equipment                                            (207,976)          (13,336)
                                                                               --------------    --------------
              Net cash used in investing activities                              (17,762,841)       (3,314,737)
                                                                               --------------    --------------
Cash flows from financing activities:
     Net increase in savings and demand deposit accounts                           5,950,714        10,257,688
     Net (decrease) increase in certificates of deposits                          15,110,015        (1,709,155)
     Net decrease in securities sold under agreements to repurchase               (2,614,310)         (234,049)
     Decrease in Federal Home Loan Bank advances                                  (3,100,000)               -
     Net increase in advance payments by borrowers for
         property taxes and insurance                                                 38,264            50,643
     Dividends paid                                                                 (147,269)         (135,541)
     Cash paid in lieu of fractional shares                                              (34)             (835)
     Common stock repurchased                                                        (22,601)          (30,672)
                                                                               --------------    --------------
         Net cash provided by financing activities                                15,214,779         8,198,079
                                                                               --------------    --------------
         (Decrease) increase in cash and cash equivalents                         (1,960,400)        5,272,752

     Cash and cash equivalents at beginning of period                             11,331,830        10,352,522
                                                                               --------------    --------------
     Cash and cash equivalents at end of period                                    9,371,430        15,625,274
                                                                               --------------    --------------
     Supplemental disclosure of cash flow information:

         Interest paid                                                             2,093,990         1,777,479
                                                                               --------------    --------------
         Income taxes paid                                                           104,000           342,000
                                                                               --------------    --------------

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

The consolidated financial statements for the three month periods ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

2.   Accounting Policies
     -------------------

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission.

3.   Reclassification
     ----------------

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

4.   Cash Dividend
     -------------

On March 15, 2000, the Company declared a cash dividend of $.08 per share to stockholders of record on April 3, 2000. These dividends were payable on April 20, 2000.

5.   Stock Dividend
     --------------

On March 16, 1999, the Company declared a 10% stock dividend per share to stockholders of record on April 1, 1999. This dividend was payable on April 15, 1999. Cash was paid in lieu of fractional shares at the rate of $14.25 per share.

6.   Earnings per share
     ------------------

Basic EPS excludes dilution and is computed by dividing net income by weighted average shares outstanding which includes Management Stock Bonus Plan shares which have been awarded whether vested or not and exclude unallocated shares under the Company's employee stock ownership plan until they are committed to be released for allocation. Diluted EPS is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from diluted stock options.

         ---------------------------

All average share and per share data in the accompanying consolidated financial statements and all share and per share data have been restated to reflect the 10% stock dividend declared on March 16, 1999, which was effected on April 15, 1999.

The following is a reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share".


                    For the three months ended March 31, 2000

                                                               Net                   Common             Per Share
                                                             Earnings                Shares              Amount
                                                        --------------        --------------        --------------
Basic earnings per share                                     $239,329               933,003                 $0.26

Effect of dilutive common stock issuances:
     Stock options                                                                   26,575                  (.01)
                                                        --------------        --------------        --------------
Diluted earnings per share                                   $239,329               959,578                 $0.25
                                                        ==============        ==============        ==============



                    For the three months ended March 31, 1999

                                                               Net                   Common              Per Share
                                                             Earnings                Shares               Amount
                                                        --------------        --------------        --------------
Basic earnings per share                                 $232,684                 856,406                   $0.27

Effect of dilutive common stock issuances:
     Stock options                                                                 45,729                    (.01)
                                                    --------------        ----------------           -------------
Diluted earnings per share                               $232,684                 902,135                   $0.26
                                                    ==============        ================           =============

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

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Assets - The Company's assets increased by 8.2%, or $16.1 million, between December 31, 1999 and March 31, 2000. Net loans receivable increased 11.7% to $163.7 million at March 31, 2000, up $17.2 million from $146.6 million at December 31, 1999. The Company's loan growth includes approximately $7.4 million in commercial real estate loans and $7.2 million in 1-4 family residential construction loans.

Liabilities - Total deposits during the three months ended March 31, 2000 grew to $186.6 million, an increase of $21.1 million from $165.5 million at December 31, 1999. Deposit growth in transaction accounts amounted to $5.9 million or 9.0%, of this, $2.9 million was an increase in non-interest bearing accounts. The Bank continues to stress transaction account growth in its marketing strategy. Certificates of deposit increased during the three-month period from $92.1 million to $107.4 million, an increase of 16.5% or $15.2 million. The Company drew an additional $500,000 on a line of credit of $2,500,000. The current outstanding balance on this line of credit is $1.4 million. The interest rate charged on this line of credit is prime minus .50%. These funds were down streamed to the Bank as a capital

Liabilities (cont'd) - infusion. The Bank decreased its borrowings at the Federal Home Loan Bank of Atlanta by $3.6 million during the first quarter of 2000 as Y2K borrowings were repaid.

Stockholders' Equity - Stockholders' equity increased $174,000 or 1.46%, from December 31, 1999 to March 31, 2000. This increase was the result of the Company's net income, Employee stock ownership plan allocations, management stock bonus plan expense, partially offset by the change in unrealized losses on securities available for sale. The Company also declared a quarterly dividend totaling $74,000, which partially offset the increase in stockholders equity. The ratio of stockholders' equity as a percentage of total assets was 5.7% at March 31, 2000. At December 31, 1999 the ratio was 6.1%. Book value per share increased from $12.21 at December 31, 1999 to $12.41 at March 31, 2000.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999.

Net Income - The Company's net income of $239,329 for the three month period ending March 31, 2000 increased by $6,645 from $232,684 over the same three month period in 1999. The change in net income was primarily due to an increase of net interest income, generated through loan growth, partially offset by increases in interest expense. Included in the first quarter of 1999 were pretax gains totaling $112,000 related to the sale of fixed assets. There were no such sales in the first quarter of 2000.

Net Interest Income - Net interest income for the three-month period ended March 31, 2000 increased $420,000 or 25.1% from $1.7 million in 1999 to $2.1 million for the same period in 2000. The increase in the average balance of loans receivable of $37.2 million during the twelve-month period since March 31, 1999, resulted in an approximate increase of $800,000 or 27% in interest income from loans for the first quarter of 2000. Interest income from loans at March 31, 2000 was $3.8 million from $3.0 million during the quarter ended March 31, 1999. Interest expense increased $400,000 to $2.2 million for the three month period ended March 31, 2000 from $1.8 million for the same period in 1999. This increase is primarily the result of the increased balances in certificates of deposits during the three months ended March 31, 2000.

Provision for Loan Losses - The Bank's provision for loan losses increased for the three month period ended March 31, 2000 compared to the same period in 1999, increasing to $140,000 from $120,700. At March 31, 2000 the allowance for non-mortgage loan losses to the non-mortgage loan portfolio was 0.95%. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as

Provision for Loan Losses (cont'd) - substandard for the period ending March 31, 2000 totaled $740,000 and for the period ending December 31, 1999 substandard loans totaled $750,000. Loans classified as doubtful totaled $261,000 for the period ending March 31, 2000 and at December 31, 1999 doubtful loans totaled $255,000. Non-accrual loans increased from $290,000 at December 31, 1999 to $368,000 at March 31, 2000. Charge offs during the period ending March 31, 2000 totaled $25,000, representing 0.01% of loans outstanding.

Other Income - Service charges on deposit accounts increased 14% from $120,000 at March 31, 1999 to $136,500 for the same three-month period ending March 31, 2000. This increase is attributed to the rising number of transaction accounts. Other income for the three-month period ending March 31, 1999 includes a net gain on the sale of loans of $54,000 and a net gain on sale of fixed assets of $58,000. During the first quarter of 2000, there was a net gain on sale of loans of $3,000. Other miscellaneous fee income increased from $15,000 in the quarter ending March 31, 1999 to $60,000 for the quarter ending March 31, 2000. This increase is also due to the increasing number of transaction accounts.

Other Expenses - Other expenses for the three-month period ended March 31, 2000 increased 23.0% from $1.4 million for the three-month period ended March 31, 2000 to $1.8 million for the same period in 2000, an increase of $332,000. Salaries and employee benefits increased to $1.0 million for the three-month period ended March 31, 2000 compared to $835,000 during the same three-month period in 1999, an increase of $165,000. Occupancy expenses increased by $83,000 for the three-month period ending March 31, 2000 which included an increase of $37,000 for processing the growing number of transaction accounts from the period ending March 31, 1999 to the same three-month period ending March 31, 2000.

Liquidity - The Bank's short term liquidity was 12.29% on March 31, 2000. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the FDIC regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $18.5 million at March 31, 2000 with $9.5 million drawn at that time. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

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



                                            CCF HOLDING COMPANY


     Date:  May 12, 2000                    BY:\s\ David B. Turner
                                                --------------------------------
                                                   David B. Turner
                                                   President and
                                                   Chief Executive Officer


     Date:  May 12, 2000                     BY:\s\ Mary Jo Rogers
                                                --------------------------------
                                                    Mary Jo Rogers
                                                    Sr. Vice President and