Form 10QSB
period 2000-06-30
CCF HOLDING CO
filed 2000-08-14
CIK 943033

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2000
                                 -------------

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from       to

Commission file number: 0-25846

                                  CCF HOLDING COMPANY
                              ---------------------------
       (Exact name of Small Business Issuer as Specified in Its Charter)

           Georgia                                       58-2173616
---------------------------------                  ----------------------
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

Yes   X       No
    -----        -----

Number of shares outstanding of each of the issuer's classes of common equity:
At July 7, 2000 979,134 shares of the registrant's common stock were outstanding.

       Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----

FORM 10-QSB

                                     INDEX

PART I.  FINANCIAL INFORMATION                                           Page

   Item 1. Financial Statements:

              Consolidated Balance Sheets as of
              June 30, 2000 and December 31, 1999......................     1

              Consolidated Statements of Income
              For the three months and six months ended
              June 30, 2000 and June 30, 1999..........................     2

              Consolidated Statements of Comprehensive Income
              For the three months and six months ended
              June 30, 2000 and June 30, 1999..........................     3

              Consolidated Statements of Cash Flows
              For the six months ended
              June 30, 2000 and June 30, 1999..........................     4

              Notes to Consolidated Financial Statements...............     5

   Item 2. Management's Discussion and Analysis or Plan of Operation...     7


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...........................................    11

   Item 2. Changes in Securities and Use of Proceeds...................    11

   Item 3. Defaults upon Senior Securities.............................    11

   Item 4. Submission of Matters to a Vote of Security Holders.........    11

   Item 5. Other Information...........................................    11

   Item 6. Exhibits and Reports on Form 8-K............................    11

Signatures.............................................................    12

PART I.  FINANCIAL INFORMATION
-------  ---------------------


ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets
                                     Assets
                                     ------

                                                                                    June 30,               December 31,
                                                                                      2000                     1999
                                                                                   -----------              -----------
                                                                                   (Unaudited)               (Audited)
Cash and due from banks                                                          $  3,223,583                5,035,910
Interest-bearing deposit in other financial institutions                              137,173                  535,920
Federal funds sold                                                                  3,850,000                5,760,000
                                                                                 ------------              -----------
   Cash and cash equivalents                                                        7,210,756               11,331,830

Investment securities available for sale                                           29,553,539               28,503,446
Loans, net                                                                        162,555,960              146,553,417
Premises and equipment, net                                                         6,107,024                5,825,367
Federal Home Loan Bank Stock, at cost                                                 880,000                  655,200
Accrued interest receivable                                                         1,587,386                1,306,698
Cash surrender value of life insurance                                              1,371,273                1,337,344
Other assets                                                                        1,674,510                1,268,578
                                                                                 ------------              -----------

            Total assets                                                         $210,940,448              196,781,880
                                                                                 ============              ===========
                                               Liabilities and Stockholders' Equity
                                               ------------------------------------
Deposits:
   Noninterest-bearing deposits                                                  $ 14,539,585               10,639,993
   Interest-bearing demand deposits                                                58,634,222               55,163,460
   Savings accounts                                                                 7,263,302                7,529,549
   Time deposits less than $100,000                                                87,208,070               71,861,450
   Time deposits greater than $100,000                                             25,031,141               20,331,766
                                                                                 ------------              -----------

            Total deposits                                                        192,676,320              165,526,218

Securities sold under agreement to repurchase                                       2,582,174                3,998,419
Federal Home Loan Bank advances                                                             -               13,100,000
Line of credit                                                                      1,400,000                  900,000
Other liabilities                                                                   1,814,316                1,274,901
                                                                                 ------------              -----------

            Total liabilities                                                     198,472,810              184,799,538
                                                                                 ------------              -----------
Commitments
Stockholders' Equity:
   Preferred stock, no par value; 1,000,000 shares
      authorized; none issued and outstanding                                               -                        -
   Common stock, $.10 par value, 4,000,000 shares
      authorized; 986,849 issued and 979,134 shares
      outstanding in 2000; 988,470 issued and 980,855
      shares outstanding in 1999.                                                      98,685                   98,847
   Additional paid-in capital                                                       9,104,675                9,102,457
   Retained earnings                                                                4,396,286                3,960,640
   Unearned ESOP shares                                                              (360,000)                (396,000)
   Unearned compensation                                                             (139,336)                (199,190)
   Treasury stock, at cost                                                            (76,136)                 (75,876)
   Accumulated other comprehensive loss                                              (556,536)                (508,536)
                                                                                 ------------              -----------

            Total stockholders' equity                                             12,467,638               11,982,342
                                                                                 ------------              -----------

                                                                                 $210,940,448              196,781,880
                                                                                 ============              ===========
See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                    -------------------------       -------------------------
                                                       2000           1999            2000            1999
                                                    ----------     ----------       ---------       ---------
Interest and dividend income:
  Interest and fees on loans                        $4,043,741      3,012,708       7,818,729       5,980,328
  Interest bearing deposits in other                    14,510        137,071          27,253         253,241
    financial institutions
  Interest and dividends on taxable                    472,252        429,679         943,766         797,347
    investment securities
  Interest on nontaxable investment                      9,461              -          20,870               -
    securities                                      ----------     ----------       ---------       ---------
  Total interest and dividend income                 4,539,964      3,579,458       8,810,618       7,030,916

Interest expense
  Deposit accounts                                   2,251,500      1,833,802       4,188,968       3,600,502
  Other borrowings                                     116,777         21,660         355,554          32,437
                                                    ----------     ----------       ---------       ---------
      Total interest expense                         2,368,277      1,855,462       4,544,522       3,632,939

      Net interest income                            2,171,687      1,723,996       4,266,096       3,397,977

Provision for loan losses                              135,000        100,000         275,000         220,700
                                                    ----------     ----------       ---------       ---------

      Net interest income after                      2,036,687      1,623,996       3,991,096       3,177,277
       provision for loan losses

Other income:
  Service charges on deposit accounts                  146,653        124,451         283,180         244,643
  Gain (loss) on sale of loans                           1,317         (1,983)          4,377          51,878
  Gain on sale of fixed assets                               -              -               -          58,359
  Gain (loss) on sale of investments                         -         68,201         (13,026)         68,201
  Other                                                 76,025         31,227         136,394          46,739
                                                    ----------     ----------       ---------       ---------
         Total other income                            223,995        221,896         410,925         469,820

Other expenses:
  Salaries and employee benefits                     1,022,934        840,258       2,046,394       1,675,301
  Occupancy                                            353,953        277,808         708,710         549,185
  Other                                                365,480        375,312         747,293         709,913
                                                    ----------     ----------       ---------       ---------
         Total other expenses                        1,742,367      1,493,378       3,502,397       2,934,399

Income before income taxes                             518,315        352,514         899,624         712,698
                                                    ----------     ----------       ---------       ---------

Income tax expense                                     171,752        123,465         313,732         250,965

         Net income                                 $  346,563        229,049         585,892         461,733
                                                    ==========     ==========       =========       =========

Basic earnings per share                            $      .37            .27             .63             .54
Diluted earnings per share                          $      .36            .26             .61             .51
Weighted average shares outstanding -                  934,750        856,516         933,877         856,516
 basic
Weighted average shares outstanding -                  955,414        892,989         957,496         897,617
 diluted
Dividends declared per common share                 $      .08            .08             .16             .16

See accompanying notes to consolidated financial statements.

                              CCF HOLDING COMPANY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                   Three Months Ended           Six Months Ended
                                                                -------------------------  --------------------------
                                                                         June 30                    June 30
                                                                -------------------------  --------------------------
                                                                   2000           1999        2000           1999
                                                                ----------      ---------  ----------      ----------
Net Earnings                                                      $346,563      229,049       585,892       461,733
Other comprehensive income, net of tax:
  Unrealized losses on investment securities available
    for sale:
      Holding gains (losses) arising during the period,              9,542      (99,536)      (56,081)     (183,833)
       net of taxes of $5,137, $(60,902),
       $(34,314) and $(112,481)

Less:  Reclassification adjustment for (gain)loss                        -      (42,312)        8,081       (42,312)
  included in earnings, net of taxes of $0, $25,889,              --------     --------       -------      --------
  $(4,945) and $25,889

Other comprehensive income (loss)                                    9,542     (141,848)      (48,000)     (226,145)
                                                                  --------     --------       -------      --------

Comprehensive income                                              $356,105       87,201       537,892       235,588
                                                                  ========     ========      ========      ========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ---------------------------------
                                                                                   2000                 1999
                                                                               ------------         ------------
Cash flows from operating activities:
  Net income                                                                   $    585,892              461,733
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                      275,000              220,700
     Depreciation, amortization, and accretion, net                                 278,160              224,501
     Compensation expense related to MSBP                                            45,226               40,386
     ESOP shares allocated                                                           54,814               69,250
     Net loss(gain) on sale of investment securities                                 13,026              (68,201)
     Net gain on sale of loans                                                       (4,377)             (51,878)
     Net gain on sale of premises and equipment                                           -              (58,359)
     Increase in accrued interest and dividends receivable                         (280,687)             (80,238)
     Increase in other assets                                                      (324,753)            (593,775)
     Increase (decrease) in other liabilities                                       486,972             (749,981)
                                                                               ------------         ------------
       Net cash (used in) provided by operating activities                        1,129,273             (585,862)
                                                                               ------------         ------------
Cash flows from investing activities:
  Proceeds from maturing investment securities-available for sale                         -           17,753,400
  Purchases of investment securities-available for sale                          (3,136,194)         (21,457,551)
  Proceeds from sales of investments securities-available for sale                2,000,000              132,656
  Principal repayments of mortgage-backed securities-
     available for sale                                                               9,110               40,676
  Purchases of FHLB stock                                                          (224,800)                   -
  Loan originations, net                                                        (21,960,155)         (15,959,697)
  Proceeds from sale of loans                                                     5,686,989            5,504,495
  Proceeds from sale of premises and equipment                                            -              132,722
  Purchases of premises and equipment                                              (562,959)            (309,083)
                                                                               ------------         ------------
       Net cash used in investing activities                                    (18,188,009)         (14,162,382)
                                                                               ------------         ------------
Cash flows from financing activities:
  Net increase in savings and demand deposit accounts                             7,104,108           21,272,134
  Net increase in certificates of deposits                                       20,045,994               22,195
  Net (decrease) increase in securities sold under agreements to                 (1,416,245)             320,293
   repurchase
  Decrease in Federal Home Loan Bank advances                                   (13,100,000)                   -
  Advances on line of credit                                                        500,000              750,000
  Net increase in advance payments by borrowers for
     property taxes and insurance                                                    51,271               97,490
  Dividends paid                                                                   (224,831)            (210,140)
  Cash paid in lieu of fractional shares                                                (34)                (835)
  Common stock repurchased                                                          (22,601)              (8,198)
                                                                               ------------         ------------
     Net cash provided by financing activities                                   12,937,662           22,442,939
                                                                               ------------         ------------
     (Decrease) increase in cash and cash equivalents                            (4,121,074)           7,694,695

  Cash and cash equivalents at beginning of period                               11,331,830           10,352,522
                                                                               ------------         ------------
  Cash and cash equivalents at end of period                                   $  7,210,756           18,047,217
                                                                               ============         ============
  Supplemental disclosure of cash flow information:

     Interest paid                                                              $ 4,420,457            3,142,878
                                                                                ===========         ============
     Income taxes paid                                                          $   444,058              662,000
                                                                                ===========         ============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the three month and six month periods ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

4.  Cash Dividend
    -------------

On June 21, 2000, the Company declared a cash dividend of $.08 per share to stockholders of record on July 7, 2000. These dividends were payable on July 24, 2000.

5.  Earnings per share
    ------------------

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

    ----------------------------

The following is a reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share".

                                             For the three months ended June 30, 2000

                                           ----------------    ----------------    ---------------
                                             Net Earnings       Common Shares         Per Share
                                                                                        Amount
                                           ----------------    ----------------    ---------------
Basic earnings per share                       $346,563             934,750              $0.37
Effect of dilutive
  common stock issuances:
     Stock options                                                   20,664               (.01)
                                           ----------------    ----------------    ---------------
Diluted earnings per share                     $346,563             955,414              $0.36
                                           ================    ================    ===============

                                             For the three months ended June 30, 1999

                                           ----------------    ----------------    ---------------
                                              Net Earnings       Common Shares         Per Share
                                                                                        Amount
                                           ----------------    ----------------    ---------------
Basic earnings per share                       $229,049             856,516              $0.27
Effect of dilutive
  common stock issuances:
     Stock options                                                   36,473               (.01)
                                           ----------------    ----------------    ---------------
Diluted earnings per share                     $229,049             892,989              $0.26
                                           ================    ================    ===============

                                              For the six months ended June 30, 2000
                                           ----------------    ----------------    ---------------
                                             Net Earnings       Common Shares         Per Share
                                                                                        Amount
                                           ----------------    ----------------    ---------------
Basic earnings per share                       $585,892             933,877              $0.63
Effect of dilutive
  common stock issuances:
     Stock options                                                   23,619               (.02)
                                           ----------------    ----------------    ---------------
Diluted earnings per share                     $585,892             957,496              $0.61
                                           ================    ================    ===============

                                              For the six months ended June 30, 1999
                                           ----------------    ----------------    ---------------
                                             Net Earnings       Common Shares          Per Share
                                                                                        Amount
                                           ----------------    ----------------    ---------------
Basic earnings per share                       $461,733             856,516              $0.54
Effect of dilutive
  common stock issuances:
     Stock options                                                   41,101               (.03)
                                           ----------------    ----------------    ---------------
Diluted earnings per share                     $461,733             897,614              $0.51
                                           ================    ================    ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CCF Holding Company (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumers spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Assets - The Company's total assets increased by 7.2%, or $14.2 million, between December 31, 1999 and June 30, 2000. Net loans receivable increased 10.9% to $162.6 million at June 30, 2000, up $16.0 million from $146.6 million at December 31, 1999. The Company's loan growth includes growth of approximately $6.2 million in commercial real estate loans and $4.3 million in 1-4 family residential construction loans.

Liabilities - Total deposits during the six months ended June 30, 2000 grew to $192.7 million, an increase of $27.2 million from $165.5 million at December 31, 1999. Deposit growth in transaction accounts amounted to $7.3 million or 11.2%, of this, $3.9 million was an increase in non-interest bearing accounts. The Company's wholly-owned subsidiary, Heritage Bank (the "Bank") continues to stress transaction account growth in its marketing strategy. Certificates of deposit increased during the six-month period from $92.1 million to $112.2 million, an increase of 21.7%, or $20.1 million. Like most financial institutions the Bank is striving to find ways to meet its ever-increasing liquidity demands. As a community bank, the Bank has always been committed to generating loans and deposits in its local communities, generally foregoing opportunities that lie outside these market areas, but as the growth of loans has outpaced the growth in deposits in the community banking industry the

Bank, like most of its peers, has constantly been looking for new sources of liquidity. The Federal Home Loan Bank has served the Bank well in meeting liquidity requirements in the past and will continue to play a significant role in liquidity planning in the future. In addition to the Federal Home Loan Bank, the Bank has found other sources of funds outside its primary market area during this calendar year. In this regard, the Bank has been able to go directly to certain out of area financial institutions and solicit deposits. The deposits are not "brokered" deposits and are solicited directly from other financial institutions. The total amount of these deposits on June 30, 2000 was $9.6 million, representing 4.98% of the Bank's total deposit base. These deposits allowed the Bank to eliminate its daily borrowings from the Federal Home Loan Bank and create more interest rate stability on the balance sheet. The Bank does not expect this form of deposit gathering to achieve a significant percentage of its deposit base in the foreseeable future, as the Bank intends to use it only as another means of meeting short-term liquidity needs without significantly disrupting its growth plans.

During the six months ended June 30, 2000, the Company drew an additional $500,000 on a line of credit of $2,500,000. The current outstanding balance on this line of credit is $1.4 million. The interest rate charged on this line of credit is prime minus .50%. The Company paid these funds to the Bank as a capital infusion. The Bank eliminated its borrowings at the Federal Home Loan Bank of Atlanta, repaying $13.1 million during the first six months of 2000.

Stockholders' Equity - Stockholders' equity increased $485,000, or 4.05%, from December 31, 1999 to June 30, 2000. This increase was the result of the Company's net income, employee stock ownership plan allocations, and management stock bonus plan expense, which were partially offset by the change in unrealized losses on securities available for sale. The Company also declared two quarterly dividends in March, and June 2000, totaling $148,000, which partially offset the increase in stockholders equity. The ratio of stockholders' equity as a percentage of total assets was 5.9% at June 30, 2000. At December 31, 1999 the ratio was 6.1%. Book value per share increased from $12.21 at December 31, 1999 to $12.73 at June 30, 2000.

The following tables present CCF Holding Company's regulatory capital position at June 30, 2000:


Risk-Based Capital Ratios
-------------------------
Tier 1 Tangible Capital, Actual                                 8.50%
Tier 1 Tangible Capital minimum requirement                     4.00%
                                                                ----
  Excess                                                        4.50%
                                                                ====

Total Capital, Actual                                           9.37%
Total Capital minimum requirement                               8.00%
                                                                ----
  Excess                                                        1.37%
                                                                ====

Leverage Ratio
--------------
Tier 1 Tangible Capital to adjusted total assets
 ("Leverage Ratio")                                             6.74%
Minimum leverage requirement                                    3.00%
                                                                ----
  Excess                                                        3.74%
                                                                ====

Comparison of Operating Results for the Three Months and Six Months Ended June 30, 2000 and June 30, 1999.

Net Income - The Company's net income of $346,563 ($0.37 basic per share and $0.36 diluted per share) for the three-month period ending June 30, 2000 increased by $117,514, or 51.3%, from $229,049 ($0.27 basic per share and $0.26 diluted per share) over the same three-month period in 1999. Net income of $585,892 ($0.63 basic per share and $0.61 diluted per share) for the six-month period ended June 30, 2000 increased by $124,159, or 26.8%, from a net income of $461,733 ($0.54 basic per share and $0.51 diluted per share) at June 30, 1999. The increase in net income was primarily due to an increase of net interest income, generated through loan growth, partially offset by increases in interest expense. Included in the first two quarters of 1999 were pretax gains totaling $58,000 related to the sale of fixed assets, $52,000 related to the sale of loans and $68,000 in pretax gains on the sale of equity securities.

Net Interest Income - Net interest income for the three-month period ended June 30, 2000 increased $448,000, or 26.0%, from $1.7 million in 1999 to $2.2 million for the same period in 2000. The increase in the average balance of loans receivable of $32.8 million during the twelve-month period since June 30, 1999, resulted in an approximate increase of $1.8 million, or 30%, in interest income from loans for the first two quarters of 2000. Interest income from loans at June 30, 2000 was $7.8 million as compared to $6.0 million at June 30, 1999. Interest expense increased $900,000 to $4.5 million for the six-month period ended June 30, 2000 from $3.6 million for the same period in 1999. This increase is primarily the result of the increased balances in certificates of deposits during the first six months of the year 2000.

Provision for Loan Losses - The Bank's provision for loan losses increased for the six month period ended June 30, 2000 compared to the same period in 1999, increasing to $275,000 from $220,700. At June 30, 2000 the allowance for non-mortgage loan losses to the non-mortgage loan portfolio was 1.07% as compared to 1.06% at December 31, 1999. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard loans as of June 30, 2000 totaled $689,000 and
$750,000 as of December 31, 1999.   Loans classified as doubtful totaled
$217,000 as of June 30, 2000 and at December 31, 1999 doubtful loans totaled $255,000. Non-accrual loans decreased from $290,000 at December 31, 1999 to $59,550 at June 30, 2000. Charge offs during the period ending June 30, 2000 totaled $32,700, representing 0.02% of loans outstanding.

Other Income - Service charges on deposit accounts increased $38,000, or 15.6%, from $245,000 at June 30, 1999 to $283,000 for the same six-month period ending June 30, 2000. The three-month period ending June 30, 2000 showed an increase of $22,000 over the same period in 1999. This increase is attributed to the rising number of transaction accounts. Other income for the six-month period ending June 30, 1999 includes a net gain on the sale of loans of $52,000, a net gain on sale of fixed assets of $58,000 and a gain on sale of equity securities of $68,000. During the first six months of 2000, there were net losses on sale of assets of $8,600. Other miscellaneous fee income increased from $47,000 in the six-months ending June 30, 1999 to $136,000 for the six-months ending June 30, 2000 which represents an increase of 189%. This increase is also due to the increasing number of transaction accounts.

Other Expenses - Other expenses for the three-month period ended June 30, 2000 increased 16.7% from $1.5 million for the three-month period ended June 30, 1999 to $1.7 million for the same period in 2000, an increase of $250,000. Salaries and employee benefits increased to $1.0 million for the three-month period ended June 30, 2000 compared to $840,000 during the same three-month period in 1999, an increase of $160,000. The six-month period ending June 30, 2000 had an increase in salaries and employee benefits of $371,000 or 22%. Increases were noted in salaries of $250,000 due to the increased personnel in lending and technology areas. Associated with the salary increases were additional benefit expenses for these employees. Occupancy expenses increased by $160,000 for the six-month period ending June 30, 2000, included in this is an increase of $49,000 for data processing. In addition, the costs associated with the Bank's operations center (which opened in June 1999) were included in this six-month period in 2000.

Liquidity - The Bank's short-term liquidity was 11.87% on June 30, 2000. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the FDIC regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $18.5 million at June 30, 2000 with no funds drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Other Items - On June 22, 2000, the Forest Park branch of Heritage Bank was struck by lightening and burned. The branch reopened in a temporary facility one week later, on June 30, 2000. The bank does not expect any loss related to the fire as the result of insurance proceeds that will be received.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         NONE

Item 2.  Changes in Securities and Use of Proceeds.
         NONE

Item 3.  Defaults upon Senior Securities.
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting on April 26, 2000. Three matters were voted upon and approved at the meeting.

         Proposal 1   Election of Directors
         ----------
         The results of the voting were as follows:

                                             For                   Withheld
                                        -------------            -------------
         Edwin S. Kemp Jr.                 788,744                  124,893
         Joe B. Mundy                      788,744                  124,893
         John T. Mitchell                  788,623                  125,014
         Leonard A. Moreland               788,744                  124,893

         Proposal 2   Approval of the 2000 Stock Option Plan
         ----------
         The results of the vote were as follows:

         For - 641,786        Against - 137,750            Abstain - 2,570

         Proposal 3   Ratification of Porter Keadle Moore LLP  as independent
         ----------
                      auditors of the Company for 2000.

         The results of the vote were as follows:

         For - 881,480        Against - 31,552             Abstain - 605

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8-K
         NONE

CCF HOLDING COMPANY AND SUBSIDIARY


     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CCF HOLDING COMPANY


     Date:  August 11, 2000              BY:/s/ David B. Turner
                                            ---------------------------------
                                            David B. Turner
                                            President and
                                            Chief Executive Officer


     Date:  August 11, 2000              BY:/s/ Mary Jo Rogers
                                            --------------------------------
                                            Mary Jo Rogers
                                            Sr. Vice President and
                                            Chief Financial Officer