Form 10QSB
period 2000-09-30
CCF HOLDING CO
filed 2000-11-13
CIK 943033

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2000
                                 ------------------

[_]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from               to
                               -------------    -------------

Commission file number: 0-25846

                              CCF HOLDING COMPANY
                          ---------------------------
       (Exact name of Small Business Issuer as Specified in Its Charter)

           Georgia                                               58-2173616
           -------                                             ---------------
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

Number of shares outstanding of each of the issuer's classes of common equity:
At October 23, 2000 977,737 shares of the registrant's common stock were outstanding.

       Transitional Small Business Disclosure Format (check one):

Yes          No   X
    -----       -----

FORM 10-QSB

                                     INDEX

PART I.  FINANCIAL INFORMATION                                              Page

    Item 1. Financial Statements:

              Consolidated Balance Sheets as of
              September 30, 2000 (unaudited) and December 31, 1999........... 1

              Consolidated Statements of Income (unaudited)
              For the three months and nine months ended
              September 30, 2000 and September 30, 1999...................... 2

              Consolidated Statements of Comprehensive Income (unaudited)
              For the three months and nine months ended
              September 30, 2000 and September 30, 1999...................... 3

              Consolidated Statements of Cash Flows (unaudited)
              For the nine months ended
              September 30, 2000 and September 30, 1999...................... 4

              Notes to Consolidated Financial Statements..................... 5

    Item 2. Management's Discussion and Analysis or Plan of Operation........ 7


PART II. OTHER INFORMATION

    Item 1. Legal Proceedings................................................ 10

    Item 2. Changes in Securities and Use of Proceeds........................ 10

    Item 3. Defaults upon Senior Securities.................................. 10

    Item 4. Submission of Matters to a Vote of Security Holders.............. 10

    Item 5. Other Information................................................ 10

    Item 6. Exhibits and Reports on Form 8-K................................. 10

Signatures................................................................... 11

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

                                     Assets
                                     ------
                                                                                  September 30,        December 31,
                                                                                      2000                1999
                                                                                  -------------        ------------
                                                                                   (Unaudited)          (Audited)
Cash and due from banks                                                           $  7,640,401           5,035,910
Interest-bearing deposit in other financial institutions                               462,536             535,920
Federal funds sold                                                                  10,360,000           5,760,000
                                                                                  ------------         -----------

   Cash and cash equivalents                                                        18,462,937          11,331,830

Investment securities available for sale                                            31,046,770          28,503,446
Loans, net                                                                         162,768,395         146,553,417
Premises and equipment, net                                                          6,150,068           5,825,367
Federal Home Loan Bank Stock, at cost                                                  880,000             655,200
Accrued interest receivable                                                          1,537,394           1,306,698
Cash surrender value of life insurance                                               1,386,760           1,337,344
Other assets                                                                         1,468,172           1,268,578
                                                                                  ------------         -----------

            Total assets                                                          $223,700,496         196,781,880
                                                                                  ============         ===========

                               Liabilities and Stockholders' Equity
                               ------------------------------------
Deposits:
   Noninterest-bearing deposits                                                   $ 14,723,837          10,639,993
   Interest-bearing demand deposits                                                 62,724,212          55,163,460
   Savings accounts                                                                  6,703,813           7,529,549
   Time deposits less than $100,000                                                 92,031,896          71,861,450
   Time deposits greater than $100,000                                              27,591,686          20,331,766
                                                                                  ------------         -----------

            Total deposits                                                         203,775,444         165,526,218

Securities sold under agreement to repurchase                                        3,335,992           3,998,419
Federal Home Loan Bank advances                                                              -          13,100,000
Line of credit                                                                       1,400,000             900,000
Other liabilities                                                                    2,233,469           1,274,901
                                                                                  ------------         -----------

            Total liabilities                                                      210,744,905         184,799,538
                                                                                  ------------         -----------
Commitments
Stockholders' Equity:
   Preferred stock, no par value; 1,000,000 shares
      authorized; none issued and outstanding                                                -                   -
   Common stock, $.10 par value, 4,000,000 shares
      authorized; 985,352 issued and 977,737 shares
      outstanding in 2000; 988,470 issued and 980,855
      shares outstanding in 1999                                                        98,535              98,847
   Additional paid-in capital                                                        9,090,600           9,102,457
   Retained earnings                                                                 4,630,251           3,960,640
   Unearned ESOP shares                                                               (342,000)           (396,000)
   Unearned compensation                                                              (123,786)           (199,190)
   Treasury stock, at cost                                                             (76,136)            (75,876)
   Accumulated other comprehensive loss                                               (321,873)           (508,536)
                                                                                  ------------         -----------

            Total stockholders' equity                                              12,955,591          11,982,342
                                                                                  ------------         -----------

                                                                                  $223,700,496         196,781,880
                                                                                  ============         ===========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                   -------------------------      --------------------------
                                                      2000           1999            2000            1999
                                                   ----------      ---------      ----------      ----------
Interest and dividend income:
 Interest and fees on loans                        $4,089,865      3,116,313      11,908,594       9,096,641
 Interest bearing deposits in other                   177,165         83,657         204,418         336,898
  financial institutions
 Interest and dividends on taxable                    407,131        493,918       1,350,897       1,291,265
  investment securities
 Interest on nontaxable investment                     14,836              -          35,706               -
  securities                                       ----------      ---------      ----------      ----------
 Total interest and dividend income                 4,688,997      3,693,888      13,499,615      10,724,804

Interest expense
 Deposit accounts                                   2,477,847      1,802,082       6,666,815       5,402,585
 Other borrowings                                      74,001         60,365         429,555          92,802
                                                   ----------      ---------      ----------      ----------
      Total interest expense                        2,551,848      1,862,447       7,096,370       5,495,387

      Net interest income                           2,137,149      1,831,441       6,403,245       5,229,417

Provision for loan losses                             175,000         75,000         450,000         295,700
                                                   ----------      ---------      ----------      ----------

      Net interest income after                     1,962,149      1,756,441       5,953,245       4,933,717
       provision for loan losses

Other income:
  Service charges on deposit accounts                 146,875        126,989         430,055         371,632
  Gain (loss) on sale of loans                          7,865         (2,776)         12,242          49,102
  Gain on sale of fixed assets                          7,244              -           7,244          58,359
  Gain (loss) on sale of investments                        -              -         (13,026)         68,201
  Other                                                74,967         56,249         211,361         102,988
                                                   ----------      ---------      ----------      ----------
         Total other income                           236,951        180,462         647,876         650,282

Other expenses:
  Salaries and employee benefits                    1,011,034        868,372       3,057,428       2,547,173
  Occupancy                                           356,156        294,632       1,064,866         843,817
  Other                                               358,514        377,227       1,105,807       1,083,639
                                                   ----------      ---------      ----------      ----------
         Total other expenses                       1,725,704      1,540,231       5,228,101       4,474,629

Income before income taxes                            473,396        396,672       1,373,020       1,109,370

Income tax expense                                    165,025        139,414         478,757         390,379
                                                   ----------      ---------      ----------      ----------

         Net income                                $  308,371        257,258         894,263         718,991
                                                   ==========      =========      ==========      ==========

Basic earnings per share                           $      .33            .27             .96             .77
Diluted earnings per share                         $      .33            .26             .94             .74
Weighted average shares outstanding -                 935,596        959,906         934,454         937,470
 basic
Weighted average shares outstanding -                 937,482      1,001,598         950,829         975,319
 diluted
Dividends declared per common share                $      .08            .08             .24             .24


See accompanying notes to consolidated financial statements.

                              CCF HOLDING COMPANY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                                  Three Months Ended          Nine Months Ended
                                                               -------------------------  --------------------------
                                                                     September 30                September 30
                                                               -------------------------  --------------------------
                                                                    2000         1999           2000         1999
                                                                  --------     --------      ---------     --------
Net income                                                        $308,371      257,258        894,263      718,991
                                                                  --------     --------      ---------     --------

Other comprehensive income, net of tax:
 Unrealized losses on investment securities available
  for sale:
      Holding gains (losses) arising during the                    234,663     (147,693)       178,582     (331,526)
       period, net of taxes of $143,582, $(90,368),
       $109,268 and $(202,849)


 Less:  Reclassification adjustment for (gain) loss
  included in earnings, net of taxes of $0, $0,
  $(4,945) and $25,889                                                   -            -          8,081      (42,312)
                                                                  --------     --------      ---------     --------

Other comprehensive income (loss)                                  234,663     (147,693)       186,663     (373,838)
                                                                  --------     --------      ---------     --------

Comprehensive income                                              $543,034      109,565      1,080,926      345,153
                                                                  ========     ========      =========     ========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                       ------------------------------------
                                                                                           2000                    1999
                                                                                       ------------             -----------
Cash flows from operating activities:
  Net income                                                                           $    894,263                 718,991
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Provision for loan losses                                                              450,000                 295,700
     Depreciation, amortization, and accretion, net                                         428,279                 363,111
     Compensation expense related to MSBP                                                    75,405                  64,583
     ESOP shares allocated                                                                   76,186                 107,879
     Net loss(gain) on sale of investment securities                                         13,026                 (68,201)
     Net gain on sale of loans                                                              (12,242)                (49,102)
     Net gain on sale of premises and equipment                                              (7,244)                (58,359)
     Increase in accrued interest and dividends receivable                                 (230,696)               (116,158)
     Increase in other assets                                                              (349,520)             (1,965,095)
     Increase (decrease) in other liabilities                                               857,536                (489,071)
                                                                                       ------------            ------------
       Net cash provided by (used in) operating activities                                2,194,993              (1,195,722)
                                                                                       ------------            ------------


Cash flows from investing activities:
  Proceeds from maturing investment securities-available for sale                                 -              18,750,000
  Purchases of investment securities-available for sale                                  (4,278,791)            (25,713,863)
  Proceeds from sales of investments securities-available for sale                        1,986,976                 552,580
  Principal repayments of mortgage-backed securities-
     available for sale                                                                      20,633                  63,114
  (Purchases) redemptions of FHLB stock                                                    (224,800)                503,400
  Loan originations, net                                                                (22,662,807)            (16,458,207)
  Proceeds from sale of loans                                                             6,010,071               5,504,495
  Premises and equipment retired                                                                  -                  85,901
  Proceeds from sale of premises and equipment                                               24,803                 132,722
  Insurance proceeds related to the destruction of premises and equipment                   410,000                       -
  Purchases of premises and equipment                                                    (1,178,533)               (854,060)
                                                                                       ------------            ------------
       Net cash used in investing activities                                            (19,892,448)            (17,433,918)
                                                                                       ------------            ------------


Cash flows from financing activities:
  Net increase in savings and demand deposit accounts                                    10,818,860              17,057,859
  Net increase (decrease) in certificates of deposits                                    27,430,366              (4,817,971)
  Net decrease in securities sold under agreements to repurchase                           (662,427)               (399,368)
  (Decrease) increase in Federal Home Loan Bank advances                                (13,100,000)              5,000,000
  Advances on line of credit                                                                500,000                 750,000
  Net increase in advance payments by borrowers for
     property taxes and insurance                                                            99,960                 137,991
  Dividends paid                                                                           (222,474)               (285,343)
  Cash paid in lieu of fractional shares                                                        (34)                   (835)
  Common stock repurchased                                                                  (35,689)                 (8,198)
                                                                                       ------------            ------------
       Net cash provided by financing activities                                         24,828,562              17,434,135
                                                                                       ------------            ------------


     Increase (decrease) in cash and cash equivalents                                     7,131,107              (1,195,505)

  Cash and cash equivalents at beginning of period                                       11,331,830              10,352,522
                                                                                       ------------            ------------
  Cash and cash equivalents at end of period                                           $ 18,462,937               9,157,017
                                                                                       ============            ============
  Supplemental disclosure of cash flow information:
     Interest paid                                                                     $  6,879,241               5,540,749
                                                                                       ============            ============
     Income taxes paid                                                                 $    810,645                 725,000
                                                                                       ============            ============

     Non-cash transactions affecting investing activities:
       Transfer of loans to other assets owned.                                        $          -                  93,000
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

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the three month and nine month periods ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results for the entire year ending December 31, 2000.

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

4.  Destruction of Branch Facilities
    --------------------------------

During the year, the Forest Park branch of Heritage Bank was struck by lightening and destroyed by fire. The branch reopened in a temporary facility one week later. The Company does not expect any loss related to the fire due to the insurance coverage in place allowing for the replacement of the building and the contents within the building.

5.  Earnings per share
    ------------------

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average common shares outstanding which includes Management Stock Bonus Plan shares which have been awarded whether vested or not and excludes unallocated shares under the Company's employee stock ownership plan until they are committed to be released for allocation. Diluted EPS is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from dilutive stock options.

    ---------------------------

The following is a reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share".

                                     For the three months ended September 30, 2000
                                                    -------------------     -------------------     ------------------
                                                         Net Income             Common Shares         Per Share Amount
                                                    -------------------     -------------------     ------------------
Basic earnings per share                                       $308,371                 935,596                 $ 0.33
Effect of dilutive
  common stock issuances:
     Stock options                                                                        1,886                      -
                                                    -------------------     -------------------     ------------------
Diluted earnings per share                                     $308,371                 937,482                 $ 0.33
                                                    ===================     ===================     ==================



                                     For the three months ended September 30, 1999
                                                    -------------------     -------------------     ------------------
                                                         Net Income             Common Shares         Per Share Amount
                                                    -------------------     -------------------     ------------------
Basic earnings per share                                       $257,258                 959,906                 $ 0.27
Effect of dilutive
  common stock issuances:
     Stock options                                                                       41,692                  (0.01)
                                                    -------------------     -------------------     ------------------
Diluted earnings per share                                     $257,258               1,001,598                 $ 0.26
                                                    ===================     ===================     ==================



                                     For the nine months ended September 30, 2000
                                                    -------------------     -------------------     ------------------
                                                         Net Income             Common Shares         Per Share Amount
                                                    -------------------     -------------------     ------------------
Basic earnings per share                                       $894,263                 934,454                 $ 0.96
Effect of dilutive
  common stock issuances:
     Stock options                                                                       16,375                  (0.02)
                                                    -------------------     -------------------     ------------------
Diluted earnings per share                                     $894,263                 950,829                 $ 0.94
                                                    ===================     ===================     ==================



                                     For the nine months ended September 30, 1999
                                                    -------------------     -------------------     ------------------

                                                         Net Income             Common Shares         Per Share Amount
                                                    -------------------     -------------------     ------------------
Basic earnings per share                                       $718,991                 937,470                 $ 0.77
Effect of dilutive
  common stock issuances:
     Stock options                                                                       37,849                  (0.03)
                                                    -------------------     -------------------     ------------------
Diluted earnings per share                                     $718,991                 975,319                 $ 0.74
                                                    ===================     ===================     ==================


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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Assets - The Company's total assets increased by 13.68%, or $26.9 million, from $196.8 million at December 31, 1999 to $223.7 million at September 30, 2000.
Net loans receivable increased 11.1% to $162.8 million at September 30, 2000, up $16.2 million from $146.6 million at December 31, 1999. The Company's loan growth includes growth of approximately $8.0 million in commercial real estate loans and $7.3 million in 1-4 family residential construction loans.

Liabilities - Total deposits during the nine months ended September 30, 2000 grew to $203.8 million, an increase of $38.2 million, or 23.1%, from $165.5 million at December 31, 1999. Deposit growth in transaction accounts amounted to $11.6 million or 17.7%, of this, $4.1 million was an increase in non-interest bearing accounts. The Company's wholly-owned subsidiary, Heritage Bank (the "Bank"), continues to stress transaction account growth in its marketing strategy. Certificates of deposit increased during the nine-month period from $92.1 million at December 31, 1999, to $119.6 million at September 30, 2000, an increase of 29.8%, or $27.5 million. Like most financial institutions, the Bank is striving to find ways to meet its ever-increasing liquidity demands. As a community bank, the Bank has always been committed to generating loans and deposits in its local communities, generally foregoing opportunities that lie outside these market areas, but as the growth of loans has outpaced the growth in deposits in the community banking industry, the Bank, like most of its peers, has constantly been looking for new sources of liquidity. The Federal Home Loan Bank has served the Bank well in meeting liquidity requirements in the past and will continue to play a significant role in liquidity planning in the future.
In addition to the Federal Home Loan Bank, the Bank has found other sources of funds outside its primary market area during this calendar year. In this regard, the Bank has been able to go directly to certain out of area financial institutions and solicit deposits. The deposits are not "brokered" deposits and are solicited directly from other financial institutions. The total amount of these deposits on September 30, 2000 was $8.6 million, representing 4.2% of the
Bank's total deposit base.   These deposits allowed the Bank to eliminate its
daily borrowings from the Federal Home Loan Bank and create more interest rate stability on the balance sheet. The Bank does not expect this form of deposit gathering to achieve a significant percentage of its deposit base in the foreseeable future, as the Bank intends to use it only as another means of meeting short-term liquidity needs without significantly disrupting its growth plans.

Liabilities (cont'd) - During the nine months ended September 30, 2000, the Company drew an additional $500,000 on a line of credit of $2,500,000. As of September 30, 2000 the outstanding balance on this line of credit was $1.4 million. The interest rate charged on this line of credit is prime minus .50%. The Company used the proceeds from the line of credit to inject capital into the Bank. The Bank eliminated its borrowings at the Federal Home Loan Bank of Atlanta, repaying $13.1 million during the first six months of 2000.

Stockholders' Equity - Total stockholders' equity increased $973,000, or 8.1%, from $12.0 million at December 31, 1999 to $12.9 million at September 30, 2000. This increase was the result of the Company's net income, employee stock ownership plan allocations, and management stock bonus plan expense, and reductions in unrealized losses on securities available for sale. The Company also declared three quarterly dividends in March, June, and September 2000, totaling $224,000, which partially offset the increase in stockholders' equity. The ratio of stockholders' equity as a percentage of total assets was 5.8% at September 30, 2000. At December 31, 1999, the ratio was 6.1%. Book value per share increased from $12.22 at December 31, 1999 to $13.25 at September 30, 2000.

Management and the Board of Directors recognize that the future growth of the company and its subsidiary, Heritage Bank may be affected by its ability to raise additional capital or retain more earnings. The Bank is currently adequately capitalized.

The following tables present CCF Holding Company's regulatory capital position at September 30, 2000:

     Risk-Based Capital Ratios
     -------------------------
     Tier 1 Tangible Capital, Actual                      7.66%
     Tier 1 Tangible Capital Minimum Requirement          4.00%
                                                          ----
       Excess                                             3.66%
                                                          ====

     Total Capital, Actual                                8.61%
     Total Capital Minimum Requirement                    8.00%
                                                          ----
       Excess                                             0.61%
                                                          ====

     Leverage Ratio
     --------------
     Tier 1 Tangible Capital to Adjusted Total Assets
      ("Leverage Ratio")                                  6.13%
     Minimum Leverage Requirement                         3.00%
                                                          ----
       Excess                                             3.13%
                                                          ====

Comparison of Operating Results for the Three Months and Nine Months Ended September 30, 2000 and September 30, 1999.

Net Income - The Company's net income of $308,371 ($0.33 basic and $0.33 diluted per share) for the three-month period ending September 30, 2000 increased by $51,113, or 19.9%, from $257,258 ($0.27 basic and $0.26 diluted per share) over the same three-month period in 1999. Net income of $894,263 ($0.96 basic and $0.94 diluted per share) for the nine-month period ended September 30, 2000 increased by $175,272, or 24.4%, from a net income of $718,991 ($0.77 basic and $0.74 diluted per share) at September 30, 1999. The increase in net income was primarily due to an increase of net interest income, generated through loan growth, partially offset by increases in interest expense. Included in other income for the first three quarters of 1999 were pretax gains totaling $58,000 related to the sale of fixed assets, $49,000 related to the sale of loans and $68,000 in pretax gains on the sale of equity securities.

Net Interest Income - Net interest income for the three-month period ended September 30, 2000 increased $306,000, or 16.7%, from $1.8 million in 1999 to $2.1 million for the same period in 2000. The increase in the average balance of loans receivable of $30.5 million during the twelve-month period since September 30, 1999, resulted in an approximate increase of $2.8 million, or 30.9%, in interest income from loans for the first three quarters of 2000. Interest income from loans at September 30, 2000 was $11.9 million as compared to $9.1 million at September 30, 1999. Interest expense increased $1.6 million to $7.1 million for the nine-month period ended September 30, 2000 from $5.5 million for the same period in 1999. This increase is primarily the result of the increased balances in certificates of deposits during the first nine months of the year 2000.

Provision for Loan Losses - The Bank's provision for loan losses increased for the nine month period ended September 30, 2000 compared to the same period in 1999, increasing to $450,000 from $295,700. At September 30, 2000, the allowance for non-mortgage loan losses as a percentage of the non-mortgage loan portfolio was 1.2% as compared to 1.0% at December 31, 1999. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard loans as of September 30, 2000 totaled $1,948,000 and totaled $750,000 as of December 31, 1999. This increase is related to two customers. The loans are collateralized and no loss is anticipated. Loans classified as doubtful totaled $137,000 as of September 30, 2000 and at December 31, 1999 doubtful loans totaled $255,000. Non-accrual loans decreased from $290,000 at December 31, 1999 to $107,000 at September 30, 2000. Net charge offs during the nine-month period ending September 30, 2000 totaled $34,600, representing 0.02% of loans outstanding. During nine-month period ending September 30, 1999, the Bank had charge offs of $62,931 or .05% of loans outstanding.

Other Income - Service charges on deposit accounts increased $58,000, or 15.7%, from $372,000 at September 30, 1999 to $430,000 for the same nine-month period ending September 30, 2000. The three-month period ending September 30, 2000 showed an increase of $20,000 over the same period in 1999. This increase is attributed to the rising number of transaction accounts. Other miscellaneous fee income increased from $103,000 in the nine-months ending September 30, 1999 to $211,000 for the nine-months ending September 30, 2000 which represents an increase of 105%. This increase is also due to the increasing number of transaction accounts and increases in the cash surrender value of the life insurance policies.

Other Expenses - Other expenses for the three-month period ended September 30, 2000 increased 12.0% from $1.5 million for the three-month period ended September 30, 1999 to $1.7 million for the same period in 2000, an increase of $185,000. Salaries and employee benefits increased to $1.0 million for the three-month period ended September 30, 2000 compared to $868,000 during the same three-month period in 1999, an increase of $143,000. The nine-month period ending September 30, 2000 had an increase in salaries and employee benefits of $510,000 or 20.0%. Increases were noted in salaries of $407,000 due to increased personnel in lending and technology areas. Associated with the salary increases were additional employee benefit expenses for these employees. Occupancy expenses increased by $221,000 for the nine-month period ending September 30, 2000, included in this is an increase of $53,000 for data processing. In addition, the costs associated with the Bank's operations center (which opened in June 1999) were fully included in this nine-month period in 2000.

Liquidity - The Bank's short-term liquidity was 15.89% on September 30, 2000. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation (FDIC) regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $18.5 million at September 30, 2000 with no funds drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

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



                              CCF HOLDING COMPANY


Date: November 13, 2000                          BY:\s\ David B. Turner
                                                 -----------------------
                                                 David B. Turner
                                                 President and
                                                 Chief Executive Officer


Date: November 13, 2000                          BY:\s\ Mary Jo Rogers
                                                 -----------------------
                                                 Mary Jo Rogers
                                                 Sr. Vice President and
                                                 Chief Financial Officer