Form 10KSB40
period 2000-12-31
CCF HOLDING CO
filed 2001-03-29
CIK 943033

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                _______________
                                  FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.
                                _______________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

Commission File No.  0-25846     CCF HOLDING COMPANY
                            -------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Georgia                                                           58-2173616
-------                                                           ----------
(State or Other Jurisdiction of Incorporation or      (I.R.S.  Employer Identification No.)
Organization)

101 North Main Street, Jonesboro, Georgia               30236
-----------------------------------------               -----
(Address of Principal Executive Offices)              (Zip Code)

Issuer's Telephone Number, Including Area Code:       (770) 478-8881
                                                      --------------
Securities registered pursuant to Section 12(b) of        None
 the Act:                                                 ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO __ .
    -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.  $19.3 million.

     As of March 12, 2001 there were issued and outstanding 979,947 shares of the registrant's common stock.

     The registrant's voting stock trades on the SmallCap market of The Nasdaq Stock Market under the symbol "CCFH." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's common stock on March 26, 2001, was $11.9 million.

Transition Small Business Disclosure Format (check one)
YES __ NO X.
          -

                      DOCUMENTS INCORPORATED BY REFERENCE

     1.  Portions of the Annual Report to Stockholders for the fiscal year ended
December 31, 2000.      (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

            Cautionary Notice Regarding Forward-Looking Statements

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

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond the Company's control. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.  Description of Business
--------------------------------

General

     CCF Holding Company, a Georgia corporation (the Company), was organized in March 1995 at the direction of Clayton County Federal Savings and Loan Association (the "Bank") in connection with the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In July 1995, the Bank completed its conversion and became a wholly owned subsidiary of the Company. In February 1997, the Bank changed its name to Heritage Bank.

     The Company is a bank holding company and the Bank is a commercial bank chartered by the State of Georgia. Prior to September 1998, the Company was a savings and loan holding company and the Bank was a federally chartered savings bank. The Company has not engaged in any significant business to date other than the ownership of the Bank. As such, references herein to the Bank include the Company unless the context otherwise indicates.

     The Bank, through its predecessors, commenced business in 1955. Prior to 1997, the Bank operated as a traditional savings and loan, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. Since the early part of 1997, the Bank began to offer more of the products and services of a commercial bank in order to compete on a broader scale in the highly competitive financial services industry. During the fiscal year ended December 31, 2000, the Bank continued to expand the size of its commercial (primarily real estate mortgages), construction (primarily residential), and consumer (primarily indirect) lending portfolios as well as the amount of the deposits it holds.

Market Area

     The Bank operates five offices within its primary market area in Clayton, Fayette and Henry Counties, Georgia. This market area is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta's Hartsfield International Airport. To a much lesser extent, the Bank also makes loans in adjacent Georgia counties. The Bank's market area is a growing suburban residential community with related growth in retail, and commercial development.

Competition

     The Bank competes for deposits with financial institutions located in metropolitan Atlanta, super-regional banks, and several relatively new local financial institutions. Loan competition comes from the same sources and from mortgage companies and other lenders.

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

                                                                             At December 31,
                                           ---------------------------------------------------------------------------------
                                                           2000                                     1999
                                           ---------------------------------------------------------------------------------
                                                   Amount              Percent             Amount              Percent
                                           ------------------   -----------------   -----------------   --------------------
                                                                         (Dollars in Thousands)
Loan Category
Residential (1-4 family) mortgage........         $ 28,027               16.10%           $ 31,927                21.52%
Commercial, primarily real estate
    mortgage.............................           80,378               46.18%             61,366                41.37%
Real estate construction.................           35,049               20.14%             30,105                20.30%
Consumer and other installment...........           30,591               17.58%             24,939                16.81%
                                                  --------              ------            --------               ------
Total loans receivable...................         $174,045              100.00%           $148,337               100.00%
                                                  ========              ======            ========               ======
Less:
    Unamortized loan fees and costs, net.         $   (520)                               $   (547)
    Allowance for loan losses............           (1,708)                                 (1,237)
                                                  --------                                --------

Total loans, net.........................         $171,817                                $146,553
                                                  ========                                ========


     Loan Maturity Table. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 2000. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totaled $169 million and $113 million for the years ended December 31, 2000 and December 31, 1999, respectively. Adjustable-rate mortgage loans ("ARMs") are shown as maturing based on repricing dates.

                                                           December 31, 2000
                                           ------------------------------------------------------
                                                          Within One to     After Five
                                           One Year        Five Years         Years       Total
                                           --------       ------------      ----------   --------
                                                        (Dollars in Thousands)
Residential (1-4 family) mortgage........   $   367           $ 2,542           $25,118  $ 28,027
Commercial, primarily real estate........    21,744            42,520            16,114    80,378
Real estate construction.................    29,747             5,072               230    35,049
Consumer and other installment...........     2,796             5,538            22,257    30,591
                                            -------           -------           -------  --------
Total....................................   $54,654           $55,672           $63,719  $174,045
                                            =======           =======           =======  ========

     The following tables set forth the dollar amount of all loans due after December 31, 2000, which have fixed interest rates and which have floating or adjustable interest rates.

                                           Fixed Rate       Adjustable Rate
                                        Amount   Percent   Amount   Percent    Total
                                        -------  --------  -------  --------  --------
Residential (1-4 family) mortgage.....  $13,386     7.69%  $14,641     8.41%  $ 28,027
Commercial, primarily real estate
  mortgage............................   34,383    19.75%   45,995    26.43%    80,378
Real estate construction..............    2,788     1.60%   32,261    18.54%    35,049
Consumer and other installment........   29,377    16.88%    1,214      .70%    30,591
                                        -------    -----   -------    -----   --------
Total.................................  $79,934    45.92%  $94,111    54.08%  $174,045
                                        =======    =====   =======    =====   ========

     One- to Four-Family Residential Mortgage Loans. The Bank's residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank originates both adjustable-rate and fixed-rate residential, mortgage loans. The Bank primarily sells its new residential mortgage loans to Fannie Mae, the Federal National Mortgage Association at the time of closing. The Bank also from time to time sells older residential mortgage loans in its loan portfolio in the secondary market. The residential mortgage loans reflected on the balance sheet are seasoned loans.

     Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. Almost all of the Bank's construction loan properties are located in the Bank's market area and nearby counties.

     The Bank makes construction loans to builders on a speculative and pre-sale basis. The Bank makes loans for speculative housing construction to area builders after a background check has been made. Construction loans on one-to four family properties are limited to a maximum loan-to-value ratio of 80% on presales and 75% on speculative (unsold properties) and have a maximum maturity of 12 months after which the loan can be renewed for up to an additional 12 months. Construction loans on nonresidential properties are generally limited to a maximum loan-to-value ratio of 75% and also have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan.

     Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2000, the Bank had $27 million in construction loans outstanding secured by unsold properties.

     The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by the Bank and whose credit, financial statements, and experience have been approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2000, there was $800,000 outstanding in construction loans to owner/borrowers. The Bank originated $108.3 million and $86.3 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2000 and December 31, 1999, respectively.

     Commercial Loans. The Bank's commercial loans represent a growing portion of its lending activities. At December 31, 2000, outstanding commercial loans amounted to $80 million. At December 31, 2000, the largest commercial loan had a balance of $2.7 million (although the Bank's portion was reduced to $1.6 million because of the participation in loan funding by other lenders) and was secured by a church building and property.

     Most of the Bank's commercial lending activities are in loans secured by commercial properties. Such loans consist primarily of permanent loans secured by small office buildings, apartment buildings, churches, shopping centers and convenience stores. Commercial real estate secured loans are generally originated in amounts up to 75% of the appraised value of the property. Such appraised value is determined by an independent appraiser who has been previously approved by the Bank's Board of Directors. Commercial real estate loans are generally originated on an adjustable-rate basis with the interest rate adjusting annually and have terms of up to 20 years.

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

     Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation or management of the related project or company. If the cash flow from the project or company is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to reduce these risks in a variety of ways, including limiting the size of such loans, analyzing the financial condition of the borrower, accurately assessing the quality of the collateral and assessing the quality of the management of the property securing the loan. The Bank also obtains personal guarantees and appraisals on each property.

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

     The table below indicates the Bank's origination and sales of loans during the periods indicated.

                                                                            Year Ended December 31,
                                                                      -----------------------------------
                                                                         2000                      1999
                                                                       --------                  --------
                                                                                (In Thousands)
Total gross loans receivable at beginning of period............        $148,337                  $123,357
                                                                       --------                  --------
Loans originated:
  Residential (1-4 family) mortgage............................           4,059                     6,033
  Commercial, primarily real estate mortgage...................          75,193                    34,323
  Real estate construction.....................................         108,365                    86,259
  Consumer and other installment...............................          15,491                    20,038
                                                                       --------                  --------
Total loans originated.........................................         203,108                   146,654
                                                                       --------                  --------
Loans sold:
  Residential (1-4 family).....................................           9,186                     8,599
Loans purchased................................................             800                         -
Other loan activity:
  Loan principal repayments....................................         169,014                   113,075
                                                                       --------                  --------
Total gross loans receivable at end of period..................         174,045                   148,337
                                                                       ========                  ========

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

     Nonperforming Loans. The following table sets forth the aggregate amount of restructured loans and loans that were contractually past due more than 90 days as to principal or interest payments as of the dates indicated and which are considered impaired loans.

                                                                           At December 31,
                                                                           ---------------
                                                                            2000     1999
                                                                           -----    -----
Nonperforming loans:
  Restructured.........................................................    $  --    $  --
  Nonaccrual (more than 90 days past due)..............................       93      293
                                                                           -----    -----
     Total nonperforming loans.........................................    $  93    $ 293
                                                                           =====    =====
Ratio of nonperforming loans as a percentage of total loans, net.......      .05%     .19%
Ratio of nonperforming loans as a percentage of total assets...........      .04%     .15%

     During the years ended December 31, 2000 and December 31, 1999, gross interest income of $3,868 and $5,997, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 2000 and December 31, 1999, was approximately $20,080 and $40,041, respectively.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                            At December 31,
                                                                         -------------------
                                                                            2000      1999
                                                                         --------   --------
                                                                           (In Thousands)
Total average loans outstanding........................................  $162,248   $133,021
                                                                         ========   ========
Allowance balance (at beginning of period).............................  $  1,237   $    943
Provisions for loan losses                                                    570        341
Charge-offs:
      Real Estate......................................................        --         --
      Commercial.......................................................        12         --
      Consumer.........................................................       141         71
Recoveries:
      Real Estate......................................................        --         --
      Commercial.......................................................        12         --
      Consumer.........................................................        42         24

Allowance balance (at end of period)...................................  $  1,708   $  1,237
                                                                         ========   ========
Allowance for loan losses as a percent of net loans receivable at
    end of period......................................................       .98%       .84%

Net loans charged off as a percent of average loans outstanding........       .09%       .05%
Ratio of allowance for loan losses to total loans delinquent 90
    days or more at end of period......................................      1837%       422%

Ratio of allowance for loan losses to total loans delinquent 90
    days or more and other nonperforming assets at end of period.......       621%       312%

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

     Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Bank had no real estate owned at December 31, 2000.

Investment Activities

     The Bank invests in specified short term securities, mortgage backed securities, certain other investments and the common stock of the Federal Home Loan Bank of Atlanta. The Bank's mortgage backed securities portfolio consists of participation certificates issued by FHLMC and FNMA and secured by interests in pools of conventional mortgages originated by other financial institutions. The Bank's equity investment in the Federal Home Loan Bank of Atlanta is a requirement of membership and allows the Bank to borrow at favorable overnight and long-term rates. During the years ended December 31, 2000 and 1999 the Company sold $3.9 million and $621,000 respectively, of available for sale investment securities.

The table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated. All of the Company's securities are classified as available for sale.

                                                                             At December 31
                                                ----------------------------------------------------------------------------
                                                                2000                                  1999
                                                ----------------------------------------------------------------------------
                                                     Amortized             Fair            Amortized             Fair
                                                        Cost              Value               Cost              Value
                                                ------------------  ----------------  ------------------  ----------------
                                                                               (In Thousands)
Securities available for sale:
  U.S.  Treasury and U.S.  Government
     agency obligations...................             $33,389           $33,365             $28,374           $27,599
  Municipal securities....................               2,858             2,897                 787               779
                                                       -------           -------             -------           -------
  Total...................................              36,247            36,262              29,161            28,378
                                                       -------           -------             -------           -------

Mortgage-backed securities:
  FHLMC...................................
  FNMA....................................                 103               106                 125               125
  GNMA....................................
  Total...................................                 103               106                 125               125
                                                       -------           -------             -------           -------
  Total investment and mortgage-
     backed securities portfolio..........             $36,350           $36,368             $29,286           $28,503
                                                       =======           =======             =======           =======

     Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2000. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   As of December 31, 2000
                                           -----------------------------------------------------------------
                                             One Year or Less        One to Five Years     Five to Ten Years
                                           --------------------    --------------------   ------------------
                                            Weighted               Weighted                 Weighted
                                           Amortized    Average    Amortized    Average    Amortized  Average
                                              Cost       Yield       Cost        Yield       Cost      Yield
                                           ---------    ------     --------     ------     --------   ------
Securities available for sale:
U.S. Treasury and U.S. Government
  agency obligations.....................  $9,451       5.80%       $20,994      6.01%    $2,945     7.39%
Mortgage backed-securities...............      --         --            103      8.41%        --       --
Municipal securities (1).................      --         --            459      4.92%     1,186     4.96%
                                           ------                   -------               ------
Total investment and mortgage-backed
  securities portfolio...................  $9,451       5.80%       $21,556      6.00%    $4,131     6.71%
                                           ======                   =======               ======



                                                         As of December 31, 2000
                                          ----------------------------------------------------------
                                             More than Ten Years                Total
                                          -----------------------    -------------------------------
                                           Weighted                   Weighted
                                           Amortized      Average    Amortized    Average     Fair
                                              Cost        Yield        Cost        Yield     Value
                                          ------------    -------    ---------    ------    -------
Securities available for sale:
U.S. Treasury and U.S. Government
  agency obligations.....................       --          --       $33,390      6.07%     $33,365

Mortgage backed-securities...............       --          --           103      8.41%         106
Municipal securities (1).................    1,212        5.30%        2,857      5.10%       2,897
                                            ------                   -------                -------
Total investment and mortgage-backed
  securities portfolio...................   $1,212        5.30%      $36,350      6.21%     $36,368
                                            ======                   =======                =======

(1) The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

Source of Funds

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

     Deposits. Customer deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including demand deposit accounts, checking accounts, savings, money market deposit, term certificate accounts, and individual retirement accounts ("IRAs"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law.

     The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity at December 31, 2000.



              Maturity            (In Thousands)       Amount
              --------                                 ------
              3 months or less                         $ 5,148
              3-6 months                                 6,248
              6-12 months                               11,433
              Over 12 months                             4,290
                                                       -------
                                                       $27,119
                                                       =======

     Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. At December 31, 2000, the Bank had no outstanding FHLB advances. The Company has as an additional source of cash a line of credit outstanding with its Correspondent, Columbus Bank & Trust. As these funds are drawn, they are infused to the Bank as capital. At December 31, 2000, the Company had $2.5 million drawn on this line of credit.

Subsidiary Activity

     The Company has one wholly owned subsidiary, the Bank, which is chartered under the laws of the State of Georgia. The Bank has one wholly owned subsidiary, CCF Financial Services, Inc. CCF Financial Services, Inc., a Georgia corporation, was formed in 1996 and has remained inactive since that time.

Personnel

     As of December 31, 2000, the Bank had 80 full-time and 14 part-time employees. The Company does not have any employees other than officers. The Bank's employees are not represented by a collective bargaining group.

Supervision and Regulation

     Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and with the Georgia Department of Banking and Finance (the "GDBF") under the Georgia Bank Holding Company Act (the

"Georgia BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the Georgia BHC Act, in addition to the regulations of the Federal Reserve and the GDBF.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

 .    it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

 .    it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

 .    it may merge or consolidate with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly, or the effect of which may be substantially to lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.
The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

     Permitted Activities. Until recently, the BHC Act generally prohibited the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve considered whether the performance of such an activity reasonably could be expected to produce benefits to the public that outweigh possible adverse effects.

     The Federal Reserve has determined that the following are among the activities permissible for bank holding companies:

 .    factoring accounts receivable

 .    acquiring or servicing loans

 .    leasing personal property, conducting discount securities brokerage activities

 .    performing certain data processing services

 .    acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and

 .    performing certain insurance underwriting activities

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

     New Legislation. Changes to federal law that took effect in March 2000, and new regulations to implement these changes, allow qualifying bank holding companies to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are financial in nature include:

 .    securities underwriting

 .    dealing and market making

 .    sponsoring mutual funds and investment companies

 .    insurance underwriting and agency; merchant banking activities and

 .    activities that the Federal Reserve determines to be closely related to banking.

     For the Company to qualify to become a financial holding company, its depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory."
In addition, the Company must file an election with the Federal Reserve to become a financial holding company and give the Federal Reserve 30 days written notice prior to engaging in a permitted financial activity. Although the Company does not have any immediate plans to file such an election, our holding company structure gives us the flexibility to make such an election if deemed appropriate in the future.

     The federal law that took effect in March 2000 also contains provisions that directly impact the following activities and operations of the Bank:

     .  Any insurance activities,

     . The activities of and qualifications for any Bank financial subsidiaries; and

     . Its privacy policies and practices concerning disclosure of consumer information.

     Other Banking Regulators. The FDIC and the GDBF regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the GDBF also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

     Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are federal and state statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to comply with capital adequacy standards set by the regulators and the requirement that the Bank maintain capital at least equal to a liquidation account created at the time a predecessor to the Bank converted from mutual to stock form.

     At December 31, 2000, the Bank, without obtaining regulatory approval, could declare aggregate dividends to the Company of approximately $750,000.

     Capital Adequacy. The Company and the Bank must comply with substantially identical capital adequacy standards established by the Federal Reserve for the Company and the FDIC for the Bank. There are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

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

     The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets is 8%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 2000, the Company's consolidated total risk-based capital ratio and its tier 1 risk-based capital ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 8.4% and 7.5%, respectively. See Note 14 to the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 to this report for additional information.

     In addition, the Federal Reserve and the FDIC have adopted substantially identical regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 capital to total assets less goodwill (the "Leverage Ratio"). Depending on the risk profile of the institution and other factors, the regulatory agencies may require a Leverage Ratio 1% to 2% higher than the minimum 3% level. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

     The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2000.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business.

     Support of the Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by the Company to its Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Prompt Corrective Action. Federal financial institution regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). They are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of any regulatory action will depend upon the capital category in which the institution falls.

     The capital levels covered by each capital category are as follows:


Capital Category                      Tier 1 Capital            Total Risk-Based Capital      Tier 1 Risk-Based Capital
----------------                      --------------            ------------------------      -------------------------
Well Capitalized                       5% or more                     10% or more                   6% or more
Adequately Capitalized                 4% or more                     8% or more                    4% or more
Significantly
Undercapitalized                       Less than 4%                   Less than 6%                  Less than 3%
Critically Undercapitalized            2% or less tangible equity         --                             --


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

     At December 31, 2000, the Bank had the requisite capital levels to qualify as adequately capitalized.

     FDIC Insurance Assessments. The deposit accounts held by the Bank are insured by the FDIC to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Based on the Bank's risk classification, the Bank was not required to pay an assessment for deposit insurance in 2000, nor will it be required to pay a deposit insurance assessment in 2001. The Bank was required to pay the Bank Insurance Fund Financing Corporation ("FICO") assessment in 2000 and will also pay this assessment in 2001. During the fourth quarter of 2000, the FICO assessment rate was $2.02 per $100 of Bank deposits.

     Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structure, regulations and competitive relationships for the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

Item 2.  Description of Property
--------------------------------

     (a) Properties.

     The Company owns no real property but utilizes the offices of the Bank.
The Bank operates from its main office and four branch offices, all of which are owned by the Bank.

     Main Office.
     -----------

     The Bank's main office is located at 101 North Main Street, Jonesboro, Georgia 30237. The building is on a leased land site. This lease is a 35 year land lease expiring in 2035.

     The net book values of the building and equipment as of December 31, 2000, were $460,000 and $631,300 respectively.

     The Bank obtains rental income through the leasing of space in its main building and a building on the Georgia Highway 155 property in Henry County. During the fiscal years ended December 31, 2000 and December 31, 1999, such rental income was $16,000 and $9,500.

     Fayetteville Office.
     -------------------

     The Bank's Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia, 30214.

During 2001, the Bank expects to build an additional branch office in Fayetteville, Georgia. This facility is expected to be open in late summer 2001. The land value of the second location is $527,000.

     The net book values of the land, building, and equipment at the 440 North Jeff Davis Drive location as of December 31, 2000, were $266,600, $1,024,200, and $236,700, respectively.

     Forest Park Office.
     ------------------

     The Bank's Forest Park office is located at 4895 Evans Drive, Forest Park Georgia, 30298. In June 2000, the Bank's office at 822 Main Street in Forest Park was consumed by fire. The branch personnel moved into an existing facility on the same site, also occupied by the Bank's Operations Center.

     The net book values of the land, building, and equipment at 4895 Evans Drive as of December 31, 2000, were $78,600, $139,300, and $274,500, respectively.

     McDonough Office.
     ----------------

     The Bank's McDonough office is located at 203 Keys Ferry Street, McDonough, Georgia, 30253. In addition to this property, the Bank also owns two lots on Georgia Highway 155 and Georgia Highway 20/81 in Henry County. The Bank purchased these properties for future expansion, although the bank has not determined any dates for possible expansion. The values of these lots are listed as $277,100 and $386,800 respectively.

     The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2000, were $335,000, $891,400, and $204,900 respectively.

     Morrow Office.
     -------------

     The Bank's Morrow office is located at 2394 Lake Harbin Road, Morrow, Georgia, 30260. This office is scheduled for closing on June 30, 2001.

     The net book values of the land, building, and equipment as of December 31, 2000, were $76,500, $198,700 and $61,237, respectively.

     (b)  Investment Policies.

     See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any percentage of assets limitations regarding certain investments established by regulation or the Bank's Board of Directors. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

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

     (c)  Description of Real Estate and Operating Data.

     Not Applicable.

Item 3.  Legal Proceedings
--------------------------

     The Company and the Bank, from time to time, are party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company and the Bank. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The information contained under the section captioned "Stock Market Information" in the Company's Annual Report for the fiscal year ended December 31, 2000 (the "Annual Report"), is incorporated herein by reference. The Annual Report is filed as Exhibit 13 of this Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     The Company's consolidated financial statements in the Annual Report are incorporated herein by reference. These statements are listed under Item 13 of this report.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     The information contained under the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

(a)(1) The following report and statements are included in the financial section of the Registrant's Annual Report and are incorporated herein by reference:

     1.   Report of Porter Keadle Moore, L.L.P.

     2.   CCF Holding Company and Subsidiary

          (a) Consolidated Balance Sheets at December 31, 2000 and December 31, 1999
          (b) Consolidated Statements of Earnings for the years ended December 31, 2000 and December 31, 1999
          (c) Consolidated Statements of Comprehensive Income for the years ended December 31, 2000 and December 31, 1999
          (d) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and December 31, 1999
          (e) Consolidated Statements of Cash Flows for the years ended December 31, 2000 and December 31, 1999
          (f) Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial
     Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

     3.1    Articles of Incorporation of CCF Holding Company (1)
     3.2    Bylaws of CCF Holding Company (2)
     10.1   Management Stock Bonus Plan (3)
     10.2   1995 Stock Option Plan (3)
     10.3a  Employment Agreement with David B.  Turner (4)*
     10.3b  Employment Agreement with David B. Turner, as amended.*
     10.4   Employment or Change in Control Agreements with other executive officers (4)*
     10.5   Supplemental Retirement Plans and related Split Dollar Insurance
            Plans for executives (5)*
     10.6   Employment Agreement with Leonard A. Moreland*
     10.7   2000 Stock Option Plan (5)*
     10.8   Change of Control Agreement with John Westervelt*
     13     Annual Report to Stockholders for the fiscal year ended December 31,
            2000 (only those portions incorporated by reference in this document are deemed filed)
     21     Subsidiaries of the Registrant (4)
     23     Consent of Porter Keadle Moore, LLP
     24     Power of Attorney (see signature page to this Annual Report on Form
            10-KSB)

(b) Reports on Form 8-K.

     None.

(c) Exhibits to this Form 10-KSB are attached or incorporated by reference as stated above.

_______________
(1) Incorporated by reference to exhibit 3(i) of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 (File No. 0-25846).
(2) Incorporated by reference to exhibit 3.2 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-25846).
(3) Incorporated by reference to the Registrant's proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995 (File No. 0-25846).
(4) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25846).
(5) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (File No. 0-25846).

* The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CCF HOLDING COMPANY


                                       By: /s/David B.  Turner
Dated: March 29, 2001                  ---------------------------------------
                                       David B.  Turner
                                       President, Chief Executive Officer, and
                                       Director (Duly Authorized Representative)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints David B. Turner and Leonard A. Moreland, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of the, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.


By:  /s/ David B.  Turner                                                 By:  /s/ John B.  Lee, Jr
     ----------------------------------------                                 --------------------------------------
     David B.  Turner                                                         John B.  Lee, Jr.
     President, Chief Executive Officer, and                                  Chairman of the Board
     Director (Principal Executive Officer)

By:  /s/ Edwin S.  Kemp, Jr.                                              By:  /s/ Charles S.  Tucker
     ----------------------------------------                                 --------------------------------------
     Edwin S.  Kemp, Jr.                                                      Charles S.  Tucker
     Director                                                                 Treasurer, Secretary, and Director

By:  /s/ Joe B.  Mundy                                                    By:  /s/ Mary Jo Rogers
     ----------------------------------------                                 --------------------------------------
     Joe B.  Mundy                                                            Mary Jo Rogers
     Director                                                                 Senior Vice President and Chief Financial
                                                                              Officer (Principal Accounting and
                                                                              Financial Officer)

By:  /s/ John T.  Mitchell                                               By:   /s/ Leonard A.  Moreland
     ----------------------------------------                                 --------------------------------------
     John T.  Mitchell                                                        Leonard A.  Moreland
     Director                                                                 Executive Vice President and Director

By:  /s/ Roy V. Hall
     ----------------------------------------
     Director
