Form 10QSB
period 2001-03-31
CCF HOLDING CO
filed 2001-05-11
CIK 943033

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2001
                                 --------------

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

Number of shares outstanding of each of the issuer's classes of common equity:
At May 2, 2001, 979,409 shares of the registrant's common stock were outstanding.

       Transitional Small Business Disclosure Format (check one):

Yes          No   X
     ---         ---

FORM 10-QSB

                                     INDEX

PART I.                         FINANCIAL INFORMATION                    Page

  Item 1.     Financial Statements:

              Consolidated Balance Sheets as of
              March 31, 2001 and December 31, 2000.....................     1

              Consolidated Statements of Operation
              For the Three Months Ended
              March 31, 2001 and March 31, 2000........................     2

              Consolidated Statements of Comprehensive Income
              For the Three Months Ended
              March 31, 2001 and March 31, 2000........................     3

              Consolidated Statements of Cash Flows
              For the Three Months Ended
              March 31, 2001 and March 31, 2000........................     4

              Notes to Consolidated Financial Statements...............     5

  Item 2.     Management's Discussion and Analysis or Plan of Operation     6


PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings........................................    10

  Item 2.     Changes in Securities....................................    10

  Item 3.     Defaults upon Senior Securities..........................    10

  Item 4.     Submission of Matters to a Vote of Security Holders......    10

  Item 5.     Other Information........................................    10

  Item 6.     Exhibits and Reports on Form 8-K.........................    10

Signatures.............................................................    11

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS



                       CCF HOLDING COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets
                                     Assets
                                     ------

                                                                         March 31,    December 31,
                                                                           2001           2000
                                                                       ------------    -----------
                                                                        (Unaudited)      (Audited)
Cash and due from banks                                                $  8,265,043      5,767,546
Interest-bearing deposits in other financial institutions                 6,057,259      1,159,874
Federal funds sold                                                        2,069,000      1,620,000
                                                                       ------------    -----------

    Cash and cash equivalents                                            16,391,302      8,547,420

Investment securities available for sale                                 32,594,363     36,367,892
Loans, net                                                              182,668,377    171,816,927
Premises and equipment, net                                               6,624,980      6,488,087
Federal Home Loan Bank stock, at cost                                       880,000        880,000
Accrued interest receivable                                               1,387,851      1,708,866
Cash surrender value of life insurance                                    1,421,902      1,402,248
Other assets                                                              1,558,035      1,169,307
                                                                       ------------    -----------

         Total assets                                                  $243,526,810    228,380,747
                                                                       ============    ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Deposits:
   Noninterest-bearing deposits                                        $ 14,888,981     12,038,329
   Interest bearing demand deposits                                      75,771,170     69,135,925
   Savings accounts                                                       6,303,231      6,080,705
   Time deposits less than $100,000                                      92,916,453     94,040,844
   Time deposits greater than $100,000                                   32,148,741     27,119,272
                                                                       ------------    -----------

         Total deposits                                                 222,028,576    208,415,075

Securities sold under agreement to repurchase                             2,214,826      1,826,488
Line of credit                                                            2,500,000      2,500,000
Other liabilities                                                         2,424,796      2,008,778
                                                                       ------------    -----------

         Total liabilities                                              229,168,198    214,750,341
                                                                       ------------    -----------
Commitments
Stockholders' Equity:
   Preferred stock, no par value; 1,000,000 shares
    authorized; none issued and outstanding                                       -              -
   Common stock, $.10 par value, 4,000,000 shares
    authorized; 979,410 issued and outstanding in
    2001; 985,178 shares issued and 981,563 shares
    outstanding in 2000                                                      97,941         98,518
   Additional paid-in capital                                             9,112,538      9,091,543
   Retained earnings                                                      4,904,090      4,941,877
   Unearned ESOP shares                                                           -       (324,000)
   Unearned compensation                                                          -       (153,144)
   Treasury stock, at cost                                                        -        (35,731)
   Accumulated other comprehensive income                                   244,043         11,343
                                                                       ------------    -----------

         Total stockholders' equity                                      14,358,612     13,630,406
                                                                       ------------    -----------

             Total liabilities & stockholders' equity                  $243,526,810    228,380,747
                                                                       ============    ===========
See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operation
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 -------------------------------
                                                                    2001                 2000
                                                                 ----------            ---------
Interest and dividend income:
  Interest and fees on loans                                     $4,324,792            3,774,998
  Interest bearing deposits in other financial institutions         151,777               12,743
  Interest and dividends on taxable investment securities           518,562              471,514
  Interest on nontaxable investment securities                       40,322               11,409
                                                                 ----------            ---------
    Total interest and dividend income                            5,035,453            4,270,664

Interest expense
  Deposit accounts                                                2,740,322            1,937,468
  Other borrowings                                                   70,494              238,776
                                                                 ----------            ---------
    Total interest expense                                        2,810,816            2,176,244

    Net interest income                                           2,224,637            2,094,420

Provision for loan losses                                           236,055              140,000
                                                                 ----------            ---------
    Net interest income after provision
      for loan losses                                             1,988,582            1,954,420

Other income:
  Service charges on deposit accounts                               163,841              136,527
  Gain on sale of loans                                              24,918                3,060
  Gain on sale of investment securities                               2,340                    -
  Other                                                              82,487               60,369
                                                                 ----------            ---------
    Total other income                                              273,586              199,956

Other expenses:
  Salaries and employee benefits                                  1,553,646            1,023,460
  Occupancy                                                         361,717              354,757
  Loss on sale of investment securities                                   -               13,026
  Other                                                             419,192              381,824
                                                                 ----------            ---------
    Total other expenses                                          2,334,555            1,773,067

(Loss) income before income taxes                                   (72,387)             381,309
                                                                 ----------            ---------

Income tax (benefit) expense                                        (34,580)             141,980

    Net (loss) income                                            $  (37,807)             239,329
                                                                 ==========            =========

Basic (loss) earnings per share                                  $     (.04)                 .26

Diluted (loss) earnings per share                                $     (.04)                 .25

Weighted average shares outstanding - basic                         969,762              933,004

Weighted average shares outstanding - diluted                       969,762              959,578

Dividends declared per common share                                       -                  .08

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                 Consolidated Statement of Comprehensive Income
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 -------------------------------
                                                                    2001                 2000
                                                                 ----------            ---------
Net (loss) income                                                 $(37,807)             239,329

Other comprehensive income, net of tax:
  Unrealized gains (losses) on investment securities available for sale; Holding losses arising during the period,
    net of taxes (benefit) of $115,340 and ($38,540)               234,175              (65,623)

  Reclassification adjustment for gain (loss) included in
    earnings, net of taxes (benefit) of $865 and ($4,995)           (1,475)               8,081
                                                                  --------              -------
Other comprehensive income (loss)                                  232,700              (57,542)
                                                                  --------              -------
Comprehensive income                                              $194,893              181,787
                                                                  ========              =======

                       CCF HOLDING COMPANY AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                Three Months Ended

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                 2001            2000
                                                                            -------------     ----------
Cash flows from operating activities:
  Net (loss) earnings                                                        $    (37,807)      239,329
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                  236,055       140,000
       Depreciation, amortization, and accretion, net                              56,342       132,477
       Compensation expense related to MSBP                                        86,034        22,750
       ESOP shares allocated                                                      406,414        28,042
       Net (gain) loss on sale of investment securities                            (2,340)       13,026
       Net gain on sale of loans                                                  (24,918)       (3,060)
       Increase in cash surrender value of life insurance                         (19,654)            -
       Decrease (increase) in accrued interest receivable                         321,015      (187,432)
       Increase in other assets                                                   (82,254)     (361,007)
       Increase in other liabilities                                              490,424       601,801
                                                                             ------------   -----------
         Net cash provided by operating activities                              1,429,311       625,926
                                                                             ------------   -----------

Cash flows from investing activities:
  Proceeds from maturing investment securities - available for sale            17,003,775             -
  Purchases of investment securities - available for sale                     (16,837,911)   (2,001,296)
  Proceeds from sales of investments securities - available for sale            3,500,000     2,000,000
  Purchases of Federal Home Loan Bank stock                                             -      (224,800)
  Loan originations, net                                                      (10,851,450)  (20,533,066)
  Proceeds from insurance policies related to fire                                  4,538             -
  Proceeds from sale of loans                                                           -     3,204,297
  Purchases of premises and equipment                                            (287,175)     (207,976)
                                                                             ------------   -----------
         Net cash used in investing activities                                 (7,471,998)  (17,762,841)
                                                                             ------------   -----------

Cash flows from financing activities:
  Net increase in savings and demand deposit accounts                           9,485,897     5,950,714
  Net increase in certificates of deposits                                      4,127,605    15,110,015
  Net increase (decrease) in securities sold under agreements to repurchase       388,338    (2,614,310)
  Decrease in Federal Home Loan Bank advances                                           -    (3,100,000)
  Dividends paid                                                                  (74,406)     (147,269)
  Cash paid in lieu of fractional shares                                                -           (34)
  Common stock repurchased                                                        (40,865)      (22,601)
                                                                             ------------   -----------
         Net cash provided by financing activities                             13,886,569    15,176,515
                                                                             ------------   -----------

         Increase (decrease) in cash and cash equivalents                       7,843,882    (1,960,400)

  Cash and cash equivalents at beginning of period                              8,547,420    11,331,830
                                                                             ------------   -----------

  Cash and cash equivalents at end of period                                   16,391,302     9,371,430
                                                                             ------------   -----------
  Supplemental disclosure of cash flow information:

     Interest paid                                                              2,770,614     2,093,990
                                                                             ------------   -----------
     Income taxes paid                                                             98,780       104,000
                                                                             ------------   -----------

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation
    ---------------------

The consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

2.  Accounting Policies
    -------------------

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

3.  Reclassification
    ----------------

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

4.  Earnings (loss) per share
    -------------------------

Basic (loss) earnings per share excludes dilution and is computed by dividing net income by weighted average shares outstanding which includes Management Stock Bonus Plan shares which have been awarded whether vested or not and excludes unallocated shares under the Company's Employee Stock Ownership Plan until they are committed to be released for allocation. Diluted (loss) earnings per share is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from diluted stock options. For the three-month period ended March 31, 2001, no effect was given related to potential common stock equivalents due to the loss reported in the period.

                   For the three-months ended March 31, 2001

                                                         Common    Per Share
                                              Net Loss   Shares     Amount
                                              --------   ------    ---------

Basic loss per share                          $(37,807)   969,762    $(.04)

Effect of dilutive common stock issuances:
Stock options                                                   -        -
                                              --------    -------    -----
Diluted loss per share                        $(37,807)   969,762    $(.04)
                                              ========    =======    =====


                   For the three-months ended March 31, 2000

                                                 Net      Common   Per Share
                                              Earnings    Shares     Amount
                                              --------    ------   ---------

Basic earnings per share                      $239,329    933,003    $0.26

Effect of dilutive common stock issuances:
  Stock options                                            26,575     (.01)
                                              --------    -------    -----

Diluted earnings per share                    $239,329    959,578    $0.25
                                              ========    =======    ======



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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the adequacy of the Company's loan loss reserve; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of potential customers to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumers spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

Assets - The Company's assets increased by 6.6%, or $15.1 million, between December 31, 2000 and March 31, 2001. Net loans receivable increased 6.3% to $182.7 million at March 31, 2001, up $10.9 million from $171.8 million at December 31, 2000. The Company's loan growth includes approximately $10.3 million in commercial loans.

Liabilities - Total deposits during the three-months ended March 31, 2001 grew to $222.0 million, an increase of $13.6 million, or 6.5%, from $208.4 million at December 31, 2000. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $9.5 million or 11.6%, of which, $2.9 million was an increase in non-interest bearing accounts. Heritage Bank, the Company's wholly owned subsidiary (the "Bank"), continues to stress transaction account growth in its marketing strategy. Time deposits increased during the three-month period from $121.1 million to $125.1 million, an increase of 3.2% or $3.9 million. The current outstanding balance on the Company's line of credit is $2.5 million. The interest rate charged on this line of credit is prime minus .50%. The Company contributed the borrowings under the line of credit to the Bank as capital contributions as they were drawn during 1999 and 2000.

Stockholders' Equity - Stockholders' equity increased $728,000, or 5.3%, from December 31, 2000 to March 31, 2001. This increase was the result of the tax effects associated with the Company's acceleration of the Employee Stock Ownership Plan and the Management Stock Bonus Plan principal payments and the increase in unrealized gains on securities available for sale. These increases were partially offset by the net loss of $37,807 for the first quarter. The ratio of stockholders' equity as a percentage of total assets was 5.9% at March 31, 2001. At December 31, 2000 the ratio was 6.0%. Book value per share increased from $13.84 at December 31, 2000 to $14.66 at March 31, 2001. This increase is primarily due to the tax effects of the acceleration of principal payments on the Employee Stock Ownership Plan and Management Stock Bonus Plan. The principal balances of these plans were held as contra-equity accounts at December 31, 2000.


Comparison of Operating Results for the Three-months Ended March 31, 2001 and March 31, 2000

Net (Loss) income - The Company had a net loss of $37,807 for the three-month period ended March 31, 2001 compared to net income of $239,329 over the same three-month period in 2000. This represented a decrease in net income of $277,136. The change in net income was primarily due to the acceleration of principal payments on the Employee Stock Ownership Plan and the Management Stock Bonus Plan, both internally leveraged plans. The pre-tax charge to first quarter 2001 earnings was $492,500 in connection with this transaction and is included in salary and employee benefit expense. As noted in the Company's press release dated February 2, 2001, the Company's decision to accelerate principal payments on the plan was based on what the Board of Directors of the Company believed to be an opportunity to take advantage of a time period when the Company's common stock was trading at or below peer and historical values. The Company recognized compensation expense each period under the plan. This expense was directly tied to the price of the Company's common stock. By accelerating principal payments under the plan there will be no compensation expense in the future related to these plans. Operating earnings, had the charge not been made, would have been $273,000 after taxes. This indicates that the Company's operating earnings improved over the same period last year, prior to the one time charge, by 14%.

Net Interest Income - Net interest income for the three-month period ended March 31, 2001 increased $130,217, or 6.2%, from $2.1 million in 2000 to $2.2 million for the same period in 2001. The increase in the average balance of loans receivable of $17.5 million during the twelve-month period since March 31, 2000, as well as improvements in loan yields, resulted in an approximate increase of $550,000, or 14.5%, in interest income from loans for the first quarter of 2001. Interest income from loans at March 31, 2001, was $4.3 million up from $3.8 million during the quarter ended March 31, 2000. Interest expense increased $634,572 to $2.8 million for the three-month period ended March 31, 2001 from $2.2 million for the same period in 2000. This increase is primarily the result of the increased balances in time deposits during the three-months ended March 31, 2001 combined with a lingering effect from the increasing rate environment during 2000. The Bank's balance sheet is asset sensitive which indicates that in the short term, interest income will be adversely affected by decreasing rates, and then level out within 12 months of a rate adjustment. The deposits of the Bank reprice over a longer period than the loans that float with prime causing the net interest margin to shrink.

Provision for Loan Losses - The Bank's provision for loan losses increased for the three-month period ended March 31, 2001, compared to the same period in 2000, increasing to $236,055 from $140,000. The loan loss provision increased due to the growth in loans. At March 31, 2001, the allowance for loan losses to the loan portfolio was 1.00%. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard for the period ending March 31, 2001 totaled $1.6 million and for the period ending December 31, 2000 substandard loans totaled $3.5 million. There were no loans classified as doubtful for either the period ending March 31, 2001 or the period ending at December 31, 2000. Non-accrual loans increased from $93,000 at December 31, 2000 to $254,000 at March 31, 2001. Charge offs during the period ending March 31, 2001 totaled $103,000, representing 0.06% of loans outstanding.

Other Income - Service charges on deposit accounts increased 20% from $136,527 at March 31, 2000 to $163,841 for the same three-month period ending March 31, 2001. This increase is attributed to the rising number of transaction accounts. Other income for the three-month period ending March 31, 2001 includes a net gain on the sale of loans of $24,918, attributable to sales which occurred in 2000 but were not earned until the first quarter of 2001. The delay in recording the gain was required by the Small Business Administration guidelines. Other miscellaneous fee income increased from $60,369 in the quarter ending March 31, 2000 to $82,487 for the quarter ending March 31, 2001. This increase of $22,118, or 36.7%, is also due to the increasing number of transaction accounts.

Other Expenses - Other expenses for the three-month period ended March 31, 2001 increased 31.7% from $1.8 million for the three-month period ended March 31, 2000 to $2.3 million for the same period in 2001, an increase of $561,448. Salaries and employee benefits increased to $1.6 million for the three-month period ended March 31, 2001 compared to $1.0 million during the same three-month period in 2000, an increase of $530,000. This increase is primarily due to the acceleration of the principal payments on the Employee Stock Ownership Plan and the

Management Stock Bonus Plan, as previously discussed, this was a one time pretax charge to earnings of $492,500.

Liquidity - The Bank's short-term liquidity was 13.37% on March 31, 2001. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $18.5 million at March 31, 2001 with no funds drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Other Important Events - The Bank has begun construction on its second branch location in Fayette County, Georgia. Proceeds for the construction of this branch will come from the insurance settlement the Bank received when fire destroyed the Forest Park Office located at 822 Main Street in Forest Park, Georgia. The Fayette County location is an out-parcel of a major retail shopping center located in an area of residential housing. The occupancy of this office is anticipated to be late summer 2001. The Forest Park Office has been in operation in a facility owned by the Bank on the same lot as the building that burned since one week following the fire in June 2000. This building in Forest Park is currently undergoing renovations to include drive-in facilities.

The Bank has announced plans to close the Morrow Office located in Clayton County effective June 30, 2001. The inability of the Bank to grow transaction based deposits and non-interest income in the current location is the primary factor in this decision. The existing deposits of the Morrow Office will be consolidated into the Forest Park and Jonesboro branches in Clayton County, Georgia.

As noted in the Net Income section, in February 2001, the Company accelerated the principal payments associated with its internally leveraged Employee Stock Ownership Plan of 1995 and the Management Stock Bonus Plan of 1995. The Company has recorded a one time pretax charge against first quarter 2001 earnings of approximately $492,500 in connection with this transaction. As noted, the decision to accelerate the payments at this time was based on what the Board of Directors of the Company viewed as an opportunity to take advantage of a time period when the Company's stock was trading at or below peer and historical values. The compensation expense recognized by the Company each period was directly tied to the price of the Company's stock in that period. The acceleration of payments to the plans does not alter the vesting period of the plans' participants, but does allow the Company to lock in the expense at the period's comparatively low stock price, rather than at a level tied to the future price of the stock over the remaining life of the plan. While it is impossible to foresee the exact impact this transaction will have on the compensation expense of the Company in future periods, it is the Company's belief that this change will be financially beneficial to the Company.

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



                              CCF HOLDING COMPANY


  Date: May 11, 2001                    BY:/s/ David B. Turner
                                           ------------------------
                                           David B. Turner
                                           President and
                                           Chief Executive Officer


  Date: May 11, 2001                    BY:/s/ Mary Jo Rogers
                                           ------------------------
                                           Mary Jo Rogers
                                           Sr. Vice President and
                                           Chief Financial Officer