Form 10QSB
period 2001-06-30
CCF HOLDING CO
filed 2001-08-10
CIK 943033

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2001
                                 -------------

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________________ to ___________________

Commission file number: 0-25846

                              CCF HOLDING COMPANY
                              -------------------
       (Exact name of Small Business Issuer as Specified in Its Charter)

             Georgia                                  58-2173616
  --------------------------------                -------------------
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

Number of shares outstanding of each of the issuer's classes of common equity:
At July 29, 2001, 979,407 shares of the registrant's common stock were outstanding.

          Transitional Small Business Disclosure Format (check one):

Yes          No   X
    ------      ------

FORM 10-QSB

                                     INDEX

PART I.       FINANCIAL INFORMATION                                      Page

  Item 1.     Financial Statements:

              Consolidated Balance Sheets as of
              June 30, 2001 and December 31, 2000......................     1

              Consolidated Statements of Operation
              For the Three-months and Six-months Ended
              June 30, 2001 and June 30, 2000..........................     2

              Consolidated Statements of Comprehensive Income
              For the Three-months and Six-months Ended
              June 30, 2001 and June 30, 2000..........................     3

              Consolidated Statements of Cash Flows
              For the Six-months Ended
              June 30, 2001 and June 30, 2000..........................     4

              Notes to Consolidated Financial Statements...............     5

  Item 2.     Management's Discussion and Analysis or Plan of Operation     7


PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings........................................    11

  Item 2.     Changes in Securities....................................    11

  Item 3.     Defaults upon Senior Securities..........................    11

  Item 4.     Submission of Matters to a Vote of Security Holders......    11

  Item 5.     Other Information........................................    11

  Item 6.     Exhibits and Reports on Form 8-K.........................    11

Signatures.............................................................    12

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS

                      CCF HOLDING COMPANY AND SUBSIDIARY
                          Consolidated Balance Sheets

                                    Assets
                                    ------

                                                                         June 30,      December 31,
                                                                           2001            2000
                                                                       ------------    ------------
                                                                       (Unaudited)       (Audited)
Cash and due from banks                                                $  8,288,393      5,767,546
Interest-bearing deposits in other financial institutions                 7,830,272      1,159,874
Federal funds sold                                                       12,657,505      1,620,000
                                                                       ------------    -----------

     Cash and cash equivalents                                           28,776,170      8,547,420

Investment securities available for sale                                 28,310,081     36,367,892
Loans, net                                                              176,360,910    171,816,927
Premises and equipment, net                                               6,876,631      6,488,087
Federal Home Loan Bank stock, at cost                                       880,000        880,000
Accrued interest receivable                                               1,469,344      1,708,866
Cash surrender value of life insurance                                    1,441,804      1,402,248
Other assets owned                                                          288,460              -
Other assets                                                              1,806,153      1,169,307
                                                                       ------------    -----------

         Total Assets                                                  $246,209,553    228,380,747
                                                                       ============    ===========

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Deposits:
     Noninterest-bearing deposits                                      $ 16,445,409     12,038,329
     Interest bearing demand deposits                                    73,597,233     69,135,925
     Savings accounts                                                     6,115,513      6,080,705
     Time deposits less than $100,000                                    93,917,371     94,040,844
     Time deposits greater than $100,000                                 33,289,290     27,119,272
                                                                       ------------    -----------

         Total deposits                                                 223,364,816    208,415,075

Securities sold under agreements to repurchase                            3,031,537      1,826,488
Line of credit                                                            2,500,000      2,500,000
Other liabilities                                                         2,554,287      2,008,778
                                                                       ------------    -----------

         Total Liabilities                                              231,450,640    214,750,341
                                                                       ------------    -----------
Commitments
Stockholders' Equity:
     Preferred stock, no par value; 1,000,000 shares
      authorized; none issued and outstanding                                     -              -
     Common stock, $.10 par value, 4,000,000 shares
      authorized; 979,407 issued and outstanding in
      2001; 985,178 shares issued and 981,563 shares
      outstanding in 2000                                                    97,941         98,518
     Additional paid-in capital                                           9,112,538      9,091,543
     Retained earnings                                                    5,285,850      4,941,877
     Unearned ESOP shares                                                         -       (324,000)
     Unearned compensation                                                        -       (153,144)
     Treasury stock, at cost                                                      -        (35,731)
     Accumulated other comprehensive income                                 262,584         11,343
                                                                       ------------    -----------
         Total Stockholders' Equity                                      14,758,913     13,630,406
                                                                       ------------    -----------
              Total Liabilities and Stockholders' Equity               $246,209,553    228,380,747
                                                                       ============    ===========

See accompanying notes to consolidated financial statements.

                      CCF HOLDING COMPANY AND SUBSIDIARY
                     Consolidated Statements of Operation
                                  (Unaudited)

                                                               Three-months Ended      Six-months Ended
                                                                    June 30,                June 30,
                                                              ---------------------  --------------------
                                                                  2001       2000       2001       2000
                                                              ----------  ---------  ---------  ---------
Interest and dividend income:
     Interest and fees on loans                               $4,284,762  4,043,741  8,609,556  7,818,729
     Interest bearing deposits in other
       financial institutions                                    136,611     14,510    316,372     27,253
     Interest and dividends on taxable
       investment securities                                     445,417    472,252    935,999    943,766
     Interest on nontaxable investment securities                 41,397      9,461     81,721     20,870
                                                              ----------  ---------  ---------  ---------
         Total interest and dividend income                    4,908,187  4,539,964  9,943,648  8,810,618

Interest expense
     Deposit accounts                                          2,494,266  2,251,500  5,234,597  4,188,968
     Other borrowings                                             61,080    116,777    131,575    355,554
                                                              ----------  ---------  ---------  ---------
         Total interest expense                                2,555,346  2,368,277  5,366,172  4,544,522

         Net interest income                                   2,352,841  2,171,687  4,577,476  4,266,096

Provision for loan losses                                        186,396    135,000    422,451    275,000
                                                              ----------  ---------  ---------  ---------
         Net interest income after provision
           for loan losses                                     2,166,445  2,036,687  4,155,025  3,991,096

Other income:
     Service charges on deposit accounts                         179,303    146,653    343,509    283,180
     Gain on sale of loans                                         6,655      1,317     31,574      4,377
     Gain (loss) on sale of investment securities                  3,318          -      5,658    (13,026)
     Other                                                        82,157     76,025    164,644    136,394
                                                              ----------  ---------  ---------  ---------
         Total other income                                      271,433    223,995    545,385    410,925

Other expenses:
     Salaries and employee benefits                            1,092,978  1,022,934  2,646,626  2,046,394
     Occupancy                                                   367,820    353,953    729,431    708,710
     Other                                                       434,433    365,480    854,093    747,293
                                                              ----------  ---------  ---------  ---------
         Total other expenses                                  1,895,231  1,742,367  4,230,150  3,502,397

Earnings before income taxes                                     542,647    518,315    470,260    899,624
                                                              ----------  ---------  ---------  ---------

Income tax expense                                               160,432    171,752    125,852    313,732

         Net income                                           $  382,215    346,563    344,408    585,892
                                                              ==========  =========  =========  =========

Basic earnings per share                                      $     0.39       0.37       0.35       0.63

Diluted earnings per share                                    $     0.38       0.36       0.35       0.61

Dividends declared per common share                                    -       0.08          -       0.16

See accompanying notes to consolidated financial statements.

                      CCF HOLDING COMPANY AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)



                                                                        Three-months Ended     Six-months Ended
                                                                             June 30,               June 30,
                                                                       ------------------     -------------------
                                                                         2001      2000        2001        2000
                                                                       --------   -------     -------     -------
Net income                                                             $382,215   346,563     344,408     585,892

Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale:
 Holding gains (losses) arising during the period                        33,204    14,679     410,624     (90,395)
Related (taxes) benefit                                                 (12,604)   (5,137)   (155,873)     34,314

Reclassification adjustment for (gains) losses included in earnings      (3,318)        -      (5,658)     13,026
Related taxes (benefit)                                                   1,259         -       2,148      (4,945)
                                                                       --------   -------    --------     -------
Other comprehensive income (loss)                                        18,541     9,542     251,241     (48,000)
                                                                       --------   -------    --------     -------
Comprehensive income                                                   $400,756   356,105     595,649     537,892
                                                                       ========   =======    ========     =======

                      CCF HOLDING COMPANY AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           Six-months Ended
                                                                                               June 30,
                                                                                      --------------------------
                                                                                           2001          2000
                                                                                      ------------   -----------
Cash flows from operating activities:
  Net earnings                                                                        $    344,408       585,892
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                                              422,451       275,000
    Depreciation, amortization, and accretion, net                                          83,585       278,160
    Compensation expense related to MSBP                                                    86,034        45,226
    ESOP shares allocated                                                                  406,414        54,814
    Net (gain) loss on sale of investment securities                                        (5,658)       13,026
    Net gain on sale of loans                                                              (31,574)       (4,377)
    Increase in cash surrender value of life insurance                                     (39,556)            -
    Decrease (increase) in accrued interest receivable                                     239,522      (280,687)
    Increase in other assets                                                              (636,846)     (324,753)
    Increase in other liabilities                                                          619,915       538,243
                                                                                      ------------   -----------
       Net cash provided by operating activities                                         1,488,695     1,180,544
                                                                                      ------------   -----------
Cash flows from investing activities:
  Proceeds from maturities and paydowns on investment
   securities - available for sale                                                      31,000,000         9,110
  Purchases of investment securities available for sale                                (26,680,374)   (3,136,194)
  Proceeds from sales of investments securities available for sale                       3,700,000     2,000,000
  Purchases of Federal Home Loan Bank stock                                                      -      (224,800)
  Loan originations, net                                                               (17,531,275)  (21,960,155)
  Proceeds from insurance policies related to fire                                           4,538             -
  Proceeds from sale of loans                                                           12,900,546     5,686,989
  Purchases of premises and equipment                                                     (692,899)     (562,959)
                                                                                      ------------   -----------
       Net cash (provided) in investing activities                                       2,700,536   (18,188,009)
                                                                                      ------------   -----------
Cash flows from financing activities:
  Net increase in savings and demand deposit accounts                                    8,903,196     7,104,108
  Net increase in certificates of deposits                                               6,046,545    20,045,994
  Net increase (decrease) in securities sold under
   agreements to repurchase                                                              1,205,049    (1,416,245)
  Decrease in Federal Home Loan Bank advances                                                    -   (13,100,000)
  Advances on line of credit                                                                     -       500,000
  Dividends paid                                                                           (74,406)     (224,831)
  Cash paid in lieu of fractional shares                                                         -           (34)
  Common stock repurchased                                                                 (40,865)      (22,601)
                                                                                      ------------   -----------
       Net cash provided by financing activities                                        16,039,519    12,886,391
                                                                                      ------------   -----------
       Increase (decrease) in cash and cash equivalents                                 20,228,750    (4,121,074)

  Cash and cash equivalents at beginning of period                                       8,547,420    11,331,830
                                                                                      ------------   -----------
  Cash and cash equivalents at end of period                                          $ 28,776,170     7,210,756
                                                                                      ============   ===========
  Supplemental disclosure of cash flow information:

    Interest paid                                                                     $  5,315,674     4,420,457
                                                                                      ============   ===========
    Income taxes paid                                                                 $     98,780       444,058
                                                                                      ============   ===========

See accompanying notes to consolidated financial statements.

                      CCF HOLDING COMPANY AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation
--  ---------------------

The consolidated financial statements for the three- and six-month periods ended June 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

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

4.  Earnings per share
    ------------------

Basic earnings per share excludes dilution and is computed by dividing net income by weighted average shares outstanding which includes Management Stock Bonus Plan (MSBP) shares which have been awarded whether vested or not and excludes unallocated shares under the Company's Employee Stock Ownership Plan
(ESOP) until they are committed to be released for allocation. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from diluted stock options. The following table sets forth the information as to the calculation of diluted and basic earnings per share.


                        For the three-months ended June 30, 2001

                                                    Net           Common        Per Share
                                                  Earnings        Shares         Amount
                                                  --------        -------       ---------

Basic earnings per share                          $382,215        979,407         $ 0.39

Effect of dilutive common stock issuances:
   Stock options                                                   18,493          (0.01)
                                                  --------        -------         ------
Diluted earnings per share                        $382,215        997,900         $ 0.38
                                                  ========        =======         ======

                        For the three-months ended June 30, 2000

                                                   Net           Common         Per Share
                                                  Earnings        Shares         Amount
                                                  --------        -------       ---------
Basic earnings per share                          $346,563        934,750         $ 0.37

Effect of dilutive common stock issuances:
   Stock options                                                   20,664          (0.01)
                                                  --------        -------         ------
Diluted earnings per share                        $346,563        955,414         $ 0.36
                                                  ========        =======         ======

                        For the six-months ended June 30, 2001

                                                    Net           Common        Per Share
                                                  Earnings        Shares         Amount
                                                  --------        -------       ---------
Basic earnings per share                          $344,408        973,901          $0.35

Effect of dilutive common stock issuances:
   Stock options                                                   15,871              -
                                                  --------        -------         ------
Diluted earnings per share                        $344,408        989,772          $0.35
                                                  ========        =======         ======

                        For the six-months ended June 30, 2000

                                                    Net           Common        Per Share
                                                  Earnings        Shares         Amount
                                                  --------        -------       ---------
Basic earnings per share                          $585,892        933,877         $ 0.63

Effect of dilutive common stock issuances:
   Stock options                                                   23,619          (0.02)
                                                  --------        -------         ------
Diluted earnings per share                        $585,892        957,496         $ 0.61
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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

Assets - The Company's assets increased by 7.8%, or $17.8 million, between December 31, 2000 and June 30, 2001. Loans increased 2.6% to $176.4 million at June 30, 2001, up $4.5 million from $171.8 million at December 31, 2000. The Company's loan growth includes approximately $10.3 million in commercial loans, partially offset by the sale of the Company's national average contract mortgage rate (NACR) adjustable rate mortgage (ARM) portfolio totaling $ 8.9 million. The NACR ARMs performed well from a credit standpoint, but lagged the market from an earnings point of view. These loans consistently traded in the market at a significant discount to par because their indexes are complex, with current rates lagging prime rate changes. By taking advantage of the short-term interest rate shifts, the Company was able to sell the product at a better than expected price. The gross yield on the portfolio was slightly less than 6.80% and had an expectation of dropping 1.15% over the next 12 months as the index declined with the rate declines during 2001. This transaction will allow the Company to loan this money at a higher yield and with less interest rate risk over the next several periods. The loss associated with this transaction was approximately $207,000. The Company also recognized income of $213,000 associated with the capitalization of the servicing asset on its sold and serviced Fannie Mae residential mortgage portfolio. These transactions have been reflected in other income.

Liabilities - Total deposits during the six-months ended June 30, 2001 grew to $223.4 million, an increase of $14.9 million, or 7.2%, from $208.4 million at December 31, 2000. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased $8.9 million or 10.9%, of which, $4.4 million was an increase in non-interest bearing accounts. Heritage Bank, the Company's wholly owned subsidiary (the "Bank"), continues to stress transaction account growth in its marketing strategy. Time deposits increased during the six-month period from $127.2 million at December 31, 2000, to $133.2 million at June 30, 2001, an increase of 4.8% or $6.1 million. The current outstanding balance on the Company's line of credit is $2.5 million at June 30, 2001. The interest rate charged on this line of credit is prime minus 0.50%. The Company contributed the borrowings under the line of credit to the Bank as capital contributions as they were drawn during 1999 and 2000.

Stockholders' Equity - Stockholders' equity increased $1.1 million or 8.3%, from December 31, 2000 to June 30, 2001. This increase was the result of the Company's net income for the period of $344,408, the increase in unrealized gains on securities available for sale and the tax effects associated with the Company's acceleration of the ESOP and the MSBP principal payments. The ratio of stockholders' equity as a percentage of total assets was 6.0% at June 30, 2001 and at December 31, 2000. Book value per share increased from $13.88 at December 31, 2000 to $15.07 at June 30, 2001.

Comparison of Operating Results for the Three- and Six-months Ended June 30, 2001 and June 30, 2000

Net income - The Company had net income of $382,215 for the three-month period ended June 30, 2001 compared to net income of $346,563 over the same three-month period in 2000. This represented an increase in net income of $35,652, or 10.3%. During the six-month period, net income decreased by $241,484, or 41.2%, from $585,892 at June 30, 2001 to $344,408 at June 30, 2001. The change in net income was primarily due to the acceleration of principal payments on the ESOP and the MSBP, both internally leveraged plans. The pre-tax charge to first quarter 2001 earnings was $492,500 in connection with this transaction and is included in salary and employee benefit expense. As noted in the Company's press release dated February 2, 2001, the Company's decision to accelerate principal payments on the plans was based on what the Board of Directors of the Company believed to be an opportunity to take advantage of a time period when the Company's common stock was trading at or below peer and historical values. Historically, the Company recognized compensation expense each period under the plans. This expense was directly tied to the price of the Company's common stock. By accelerating principal payments under the plans there will be no compensation expense in the future related to these plans. Net Income, had the charge not been made, would have been approximately $673,000. This indicates that the Company's operating earnings improved by 15% in the six months ended June 30, 2001 compared to the same period in 2000, prior to compensation expense related to the MSBP and ESOP.

Net Interest Income - Net interest income for the six-month period ended June 30, 2001 increased $311,000, or 7.3%, from $4.3 million in 2000 to $4.6 million for the same period in 2001. The increase in the average balance of loans receivable of $13.8 million during the twelve-month period since June 30, 2000, as well as improvements in loan yields, resulted in an approximate increase of $791,000, or 10.1%, in interest income from loans for the first half of 2001. Interest income from loans at June 30, 2001, was $8.6 million up from $7.8 million during the six-months ended June 30, 2000. Interest expense increased $822,000 to $5.4 million for the six-month period ended June 30, 2001 from $4.5 million for the same period in 2000. This increase is primarily the result of the increased balances in time deposits during the six-months ended June 30, 2001 combined with a lingering effect from the increasing interest rate environment during 2000.

The Bank's balance sheet is asset sensitive, which indicates that in the short term, interest income will be adversely affected by decreasing rates, and then is expected to level out within 12 months of a rate adjustment. The deposits of the Bank reprice over a longer period than the loans that float with prime, causing the net interest margin to shrink.

Provision for Loan Losses - The Bank's provision for loan losses increased for the six-month period ended June 30, 2001, compared to the same period in 2000, increasing to $422,000 from $275,000. The loan loss provision increased due to the increase in the percentage of non-mortgage loans as a percentage of total loans outstanding. During this period, non-mortgage loans increased by $27.9 million or 20.3%, from $137.9 million at June 30, 2000 to $165.9 million at June
30, 2001.   At June 30, 2001, the allowance for loan losses as a percentage of total loans outstanding was 1.12% as compared to June 30, 2000 when the allowance as a percentage of total loans outstanding was 0.90%. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed.
Management will continue to monitor and adjust the allowance as it believes necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard for the period ending June 30, 2001 totaled $2.7 million and for the period ending December 31, 2000 substandard loans totaled $3.5 million. There were no loans classified as doubtful for either the period ending June 30, 2001 or the period ending at December 31, 2000. Non-accrual loans decreased from $93,000 at December 31, 2000 to $34,000 at June 30, 2001. Charge offs during the period ending June 30, 2001 totaled $144,000, representing 0.08% of loans outstanding.

Other Income - Service charges on deposit accounts increased 21% during the six-months ended June 30, 2001 from $283,000 at June 30, 2000 to $343,000 at June 30, 2001. This increase is attributed primarily to the rising number of transaction accounts. Other miscellaneous fee income increased from $136,000 in the six-month period ending June 30, 2000 to $164,000 for the six-month period ending June 30, 2001. This increase of $28,000, or 20.7%, is also due to the increasing number of transaction accounts. If not for the one-time change for the acceleration of principle payments on the ESOP and MSBP, salary and employee benefits would have increased 5.4% and other expenses would have increased 5.9% from June to June.

Other Expenses - Other expenses for the six-month period ended June 30, 2001 increased 20.8% from $3.5 million for the six-month period ended June 30, 2000 to $4.2 million for the same period in 2001, an increase of $728,000. Salaries and employee benefits increased to $2.6 million for the six-month period ended June 30, 2001 compared to $2.0 million during the same six-month period in 2000, an increase of $600,000 or 29.3%. As previously discussed, this increase is primarily due to the acceleration of the principal payments on the ESOP and the MSBP which resulted in a one time pretax charge to earnings of $492,500 recognized in the first quarter of 2001.

Liquidity and Capital Resources - The Bank's short-term liquidity was 17.25% on June 30, 2001. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to strive to increase deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $18.5 million at June 30, 2001 with no funds drawn as of that date. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities. The Company and the Bank continue to manage their respective capital positions in order to support the healthy growth they are experiencing. At June 30, 2001, the Bank's capital levels returned to well capitalized with risk weighted assets at 10.05% and a leverage ratio of 6.89%. The Bank's capital has been supported by the $2.5 million dollar line of credit discussed in the Liabilities section. Management continues to consider additional capital resources deemed to be in the best interest of the Company in the future.

Other Important Events - Construction continues on the Bank's second branch location in Fayette County, Georgia. Proceeds for the construction of this branch will come from the insurance settlement the Bank received when fire destroyed the Bank's Forest Park office located at 822 Main Street in Forest Park, Georgia. The Fayette County location is an out parcel of a major retail shopping center located in an area of residential housing. The occupancy of this office is anticipated to be late summer 2001. The Forest Park office has been in operation in a facility owned by the Bank on the same lot as the building that burned since one week following the fire in June 2000.
Renovations of this building in Forest Park, to include drive-in facilities, are nearing completion.

The Bank's Morrow office located in Clayton County closed, effective June 30, 2001, as previously announced and reported. The inability of the Bank to grow transaction based deposits and non-interest income at that office was the primary factor in this decision. The existing deposits of the Morrow Office have been consolidated into the Bank's Forest Park and Jonesboro branches in Clayton County, Georgia.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

  The Company is a party to certain legal proceedings, however, it does not anticipate that any such proceedings will have any material adverse effects on its financial condition or results of operation.

Item 2.   Changes in Securities and Use of Proceeds.
     NONE

Item 3.   Defaults upon Senior Securities.
     NONE

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its 2001 Annual Meeting of Stockholders on May 17, 2001. Two matters were voted upon and approved at the meeting.

Proposal 1 - Election of Directors.   At the Annual Meeting, the stockholders
elected the following persons as directors to serve a three year term expiring at the 2004 Annual Meeting of Stockholders. The results of the voting were as follows:
                         For    Withheld
                       -------  --------
John B. Lee, Jr.       683,612   143,401
Leonard A. Moreland    682,612   144,501
Roy V. Hall            682,612   144,501

Proposal 2 - Ratification of Porter Keadle Moore LLP as Independent Auditors of
the Company for 2001.   At the Annual Meeting, the stockholders approved a
proposal to ratify the appointment of Porter Keadle Moore LLP as the Company's independent auditors for fiscal 2001. The results of the vote were as follows:

For        825,682
Against      1,331
Abstain          0

Item 5.  Other Information
     NONE

Item 6.  Exhibits and Reports on Form 8-K
    (a)  None.
    (b)  None.

                      CCF HOLDING COMPANY AND SUBSIDIARY


                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CCF HOLDING COMPANY


  Date:  August 8, 2001             BY:  /s/ David B. Turner
                                         ---------------------------
                                             David B. Turner
                                             President and
                                             Chief Executive Officer


  Date:  August 8, 2001              BY: /s/ Mary Jo Rogers
                                         ---------------------------
                                             Mary Jo Rogers
                                             Sr. Vice President and
                                             Chief Financial Officer