Form 10QSB
period 2001-09-30
CCF HOLDING CO
filed 2001-11-13
CIK 943033

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     September 30, 2001
                                    ------------------

[ ]    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                                ------------    --------------

Commission file number: 0-25846

                               CCF HOLDING COMPANY
                              --------------------
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

Yes      X          No
    ----------         --------

Number of shares outstanding of each of the issuer's classes of common equity:
At November 8, 2001, 979,204 shares of the registrant's common stock were outstanding.

              Transitional Small Business Disclosure Format (check one):

Yes                 No     X
    ----------         --------

FORM 10-QSB


                                      INDEX
PART I.       FINANCIAL INFORMATION                                                           Page

       Item 1.  Financial Statements:

                    Consolidated Balance Sheets as of
                    September 30, 2001 and December 31, 2000....................................1

                    Consolidated Income Statements
                    For the Three-months and Nine months Ended
                    September 30, 2001 and September 30, 2000...................................2

                    Consolidated Statements of Comprehensive Income
                    For the Three-months and Nine months Ended
                    September 30, 2001 and September 30, 2000...................................3

                    Consolidated Statements of Cash Flows
                    For the Nine months Ended
                    September 30, 2001 and September 30, 2000...................................4

                    Notes to Consolidated Financial Statements..................................5

       Item 2.  Management's Discussion and Analysis or Plan of Operation.......................7


PART II.        OTHER INFORMATION

       Item 1.  Legal Proceedings..............................................................11

       Item 2.  Changes in Securities..........................................................11

       Item 3.  Defaults upon Senior Securities................................................11

       Item 4.  Submission of Matters to a Vote of Security Holders............................11

       Item 5.  Other Information..............................................................11

       Item 6.  Exhibits and Reports on Form 8-K...............................................11

Signatures.....................................................................................12

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.    FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY

                           Consolidated Balance Sheets


                                     Assets
                                     ------

                                                                       September 30,     December 31,
                                                                           2001              2000
                                                                           ----              ----
                                                                        (Unaudited)        (Audited)
Cash and due from banks                                                $  7,028,115        5,767,546
Interest-bearing deposits in other financial institutions                 4,037,278        1,159,874
Federal funds sold                                                        9,528,316        1,620,000
                                                                       ------------      -----------

       Cash and cash equivalents                                         20,593,709        8,547,420

Investment securities available for sale                                 25,374,561       36,367,892
Loans, net                                                              180,693,886      171,816,927
Premises and equipment, net                                               7,401,272        6,488,087
Federal Home Loan Bank stock, at cost                                       880,000          880,000
Accrued interest receivable                                               1,410,421        1,708,866
Cash surrender value of life insurance                                    1,458,706        1,402,248
Other assets                                                              1,660,682        1,169,307
                                                                       ------------      -----------

               Total Assets                                            $239,473,237      228,380,747
                                                                       ============      ===========

                                Liabilities and Stockholders' Equity
                                ------------------------------------
Deposits:
       Noninterest-bearing deposits                                    $ 14,923,454       12,038,329
       Interest bearing demand deposits                                  70,561,960       69,135,925
       Savings accounts                                                   6,421,560        6,080,705
       Time deposits less than $100,000                                  92,685,916       94,040,844
       Time deposits greater than $100,000                               31,734,480       27,119,272
                                                                       ------------      -----------

             Total deposits                                             216,327,370      208,415,075

Securities sold under agreements to repurchase                            3,140,456        1,826,488
Line of credit                                                            2,500,000        2,500,000
Other liabilities                                                         2,323,385        2,008,778
                                                                       ------------      -----------

             Total Liabilities                                          224,291,211      214,750,341
                                                                       ------------      -----------
Commitments
Stockholders' Equity:

       Preferred stock, no par value; 1,000,000 shares
           authorized; none issued and outstanding                              -                -
       Common stock, $.10 par value, 4,000,000 shares
           authorized; 979,407 issued and outstanding in
           2001; 985,178 shares issued and 981,563 shares                    97,941           98,518
           outstanding in 2000.
       Additional paid-in capital                                         8,986,138        9,091,543
       Retained earnings                                                  5,678,074        4,941,877
       Unearned ESOP shares                                                     -           (324,000)
       Unearned compensation                                                    -           (153,144)
       Treasury stock, at cost                                                  -            (35,731)
       Accumulated other comprehensive income                               419,873           11,343
                                                                       ------------       ----------

             Total Stockholders' Equity                                  15,182,026       13,630,406
                                                                       ------------      -----------

                   Total Liabilities and Stockholders' Equity          $239,473,237      228,380,747
                                                                       ============      ===========

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                        Consolidated Income Statements
                                   (Unaudited)


                                                                  Three-months Ended          Nine months Ended
                                                                     September 30,              September 30,
                                                                  -------------------        --------------------
                                                                    2001         2000         2001           2000
                                                                    ----         ----         ----           ----
Interest and dividend income:
     Interest and fees on loans                                   $4,052,520     4,089,865     12,662,080     11,908,594
     Interest bearing deposits in other financial                    147,818       177,165        467,377        204,418
         institutions

     Interest and dividends on taxable investment                    362,403       407,131      1,298,410      1,350,897
         securities

     Interest on nontaxable investment securities                     42,412        14,836        124,134         35,706
                                                                  ----------   ------------    -----------    ----------
                Total interest and dividend income                 4,605,153     4,688,997     14,552,001     13,499,615

Interest expense

     Deposit accounts                                              2,297,469     2,477,847      7,528,892      6,666,815
     Other borrowings                                                 62,162        74,001        193,738        429,555
                                                                 -----------    ----------    -----------     ----------
                Total interest expense                             2,359,631     2,551,848      7,722,630      7,096,370

                Net interest income                                2,245,522     2,137,149      6,829,371      6,403,245

Provision for loan losses                                            120,000       175,000        542,452        450,000
                                                                  ----------    ----------     ----------      ---------
                Net interest income after provision
                  for loan losses                                  2,125,522     1,962,149      6,286,919      5,953,245

Other income:
     Service charges on deposit accounts                             186,100       146,875        529,609        430,055
     Gain on sale of loans                                            45,889         7,865         77,462         12,242
     Gain on sale of fixed assets                                          -         7,244              -          7,244
     Gain (loss) on sale of investment securities                     22,678             -         28,336        (13,026)
     Other                                                            83,939        74,967        248,576        211,361
                                                                  ----------    ----------    -----------    -----------
                Total other income                                   338,606       236,951        883,983        647,876

Other expenses:
     Salaries and employee benefits                                1,061,592     1,011,034      3,701,219      3,057,428
     Occupancy                                                       393,673       356,156      1,123,106      1,064,866
     Other                                                           443,463       358,514      1,304,546      1,105,807
                                                                  ----------    ----------   ------------   ------------
                Total other expenses                               1,898,728     1,725,704      6,128,871      5,228,101

Earnings before income taxes                                         565,400       473,396      1,042,031      1,373,020
                                                                  ----------    ----------  -------------   ------------

Income tax expense                                                   176,330       165,025        302,182        478,757

                Net income                                        $  389,070       308,371        739,849        894,263
                                                                  ==========     =========     ==========     ==========

Basic earnings per share                                          $     0.40          0.33           0.76           0.96

Diluted earnings per share                                        $     0.39          0.33           0.74           0.94

Dividends declared per common share                               $      -            0.08            -             0.24

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                Three-months Ended              Nine months Ended
                                                  September 30,                   September 30,
                                            ---------------------------    -----------------------------
                                               2001           2000             2001            2000
                                            -----------    ------------    -------------    ------------
Net income                                  $  389,070         308,371          739,849         894,263

Other comprehensive income, net of tax:

   Unrealized gains on investment
     securities available for sale:

      Holding gains arising during             272,343         378,245          676,797         287,850
         the period
Related taxes                                 (100,767)       (143,582)        (250,415)       (109,268)

Reclassification adjustment for
     (gains) losses included in
     earnings                                  (22,678)              -          (28,336)         13,026
Related taxes (benefit)                          8,391               -           10,484          (4,945)
                                            -----------    ------------    -------------    ------------

Other comprehensive income                     157,289         234,663          408,530         186,663
                                            -----------    ------------    -------------    ------------

Comprehensive income                        $  546,359         543,034        1,148,379       1,080,926
                                            ===========    ============    =============    ============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine months Ended
                                                                                        September 30,
                                                                                      ------------------
                                                                                     2001              2000
                                                                                     ----              ----
Cash flows from operating activities:

     Net  earnings                                                              $     739,849          894,263
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                                    542,452          450,000
         Depreciation, amortization, and accretion, net                               653,219          428,279
         Compensation expense related to MSBP                                          86,034           75,405
         ESOP shares allocated                                                        406,414           76,186
         Net (gain) loss on sale of investment securities                             (28,336)          13,026
         Net gain on sale of loans                                                    (77,462)         (12,242)
         Net gain on sale of premises and equipment                                       -             (7,244)
         Increase in cash surrender value of life insurance                           (56,458)             -
         Decrease (increase) in accrued interest receivable                           298,446         (230,696)
         Increase in other assets                                                    (241,809)        (349,520)
         Increase in other liabilities                                                106,092          957,496
                                                                                -------------    -------------
              Net cash provided by operating activities                             2,428,441        2,294,953
                                                                                -------------    -------------

Cash flows from investing activities:

     Proceeds from maturities and paydowns on investment securities                39,671,604              -
         available for sale
     Purchases of investment securities available for sale                        (34,948,707)      (4,278,791)
     Proceeds from sales of investments securities available for sale               6,733,447        1,986,976
     Principal repayments of mortgage backed securities available for sale                              20,633
     Purchases of Federal Home Loan Bank stock                                            -           (224,800)
     Loan originations, net                                                       (26,290,314)     (22,662,807)
     Proceeds from sale of loans                                                   16,698,805        6,010,071
     Proceeds from insurance policies related to fire                                   4,538          410,000
     Purchases of premises and equipment                                           (1,377,109)      (1,178,533)
                                                                                -------------    -------------
              Net cash provided by (used in) investing activities                     492,264      (19,892,448)
                                                                                -------------    -------------

Cash flows from financing activities:

     Net increase in savings and demand deposit accounts                            4,311,160       10,818,860
     Net increase in certificates of deposits                                       3,601,135       27,430,366
     Net increase (decrease) in securities sold under agreements to
         repurchase                                                                 1,313,968         (662,427)
     Decrease in Federal Home Loan Bank advances                                          -        (13,100,000)
     Advances on line of credit                                                           -            500,000
     Dividends paid                                                                   (74,406)        (222,474)
     Cash paid in lieu of fractional shares                                               -                (34)
     Common stock repurchased                                                         (26,265)         (35,689)
                                                                                -------------    -------------
         Net cash provided by financing activities                                  9,125,592       24,728,602
                                                                                -------------    -------------

         Increase (decrease) in cash and cash equivalents                          12,046,297        7,131,107

     Cash and cash equivalents at beginning of period                               8,547,420       11,331,830
                                                                                -------------    -------------

     Cash and cash equivalents at end of period                                 $  20,593,717       18,462,937
                                                                                =============    =============

     Supplemental disclosure of cash flow information:

         Interest paid                                                          $   7,693,684        6,879,241
                                                                                =============    =============
         Income taxes paid                                                      $     281,000          810,645
                                                                                =============    =============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

The consolidated financial statements for the three- and nine month periods ended September 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and nine month periods ended September 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001.

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

                  For the three-months ended September 30, 2001

                                                                                                    Per Share
                                                            Net Earnings        Common Shares         Amount
                                                            --------------     ---------------    ---------------
Basic earnings per share                                         $389,070             979,407              $0.40

Effect of dilutive common stock issuances:

     Stock options                                                                     21,941              (0.01)
                                                            --------------     ---------------    ---------------

Diluted earnings per share                                       $389,070           1,001,348              $0.39
                                                            ==============     ===============    ===============



                  For the three-months ended September 30, 2000


                                                                                                    Per Share
                                                            Net Earnings       Common Shares          Amount
                                                            --------------     ---------------    ---------------
Basic earnings per share                                         $308,371             935,596              $0.33

Effect of dilutive common stock issuances:

     Stock options                                                                      1,886                  -
                                                            --------------     ---------------    ---------------

Diluted earnings per share                                       $308,371             937,482              $0.33
                                                            ==============     ===============    ===============



                  For the nine-months ended September 30, 2001


                                                                                                    Per Share
                                                            Net Earnings       Common Shares          Amount
                                                            --------------     ---------------    ---------------
Basic earnings per share                                         $739,849             975,755              $0.76

Effect of dilutive common stock issuances:

     Stock options                                                                     25,484              (0.02)
                                                            --------------     ---------------    ---------------

Diluted earnings per share                                       $739,849           1,001,239              $0.74
                                                            ==============     ===============    ===============



                  For the nine-months ended September 30, 2000


                                                                                                       Per Share
                                                            Net Earnings       Common Shares            Amount
                                                            --------------     ---------------     --------------
Basic earnings per share                                         $894,263             934,454              $0.96

Effect of dilutive common stock issuances:

     Stock options                                                                     16,375              (0.02)
                                                            --------------     ---------------     --------------
Diluted earnings per share                                       $894,263             950,829              $0.94
                                                            ==============     ===============     ==============

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Assets - The Company's assets increased by 4.9%, or $11.1 million, between December 31, 2000 and September 30, 2001. Net loans increased 5.2% to $180.7 million at September 30, 2001, up $8.9 million from $171.8 million at December 31, 2000. The Company's loan growth includes approximately $14.8 million in commercial loans, partially offset by the sale of the Company's national average contract mortgage rate (NACR) adjustable rate mortgage (ARM) portfolio totaling $8.9 million. This sale was completed in May 2001. The NACR ARMs performed well from a credit standpoint, but lagged the market from an earnings point of view. These loans consistently traded in the market at a significant discount to par because their indexes are complex, with current rates lagging prime rate changes. By taking advantage of the short-term interest rate shifts, the Company was able to sell the product at a better than expected price. This transaction allows the Company to loan this money at a higher yield and with less interest rate risk over the next several periods. The loss associated with this transaction was approximately $207,000. The Company also recognized income of $213,000 during the quarter ended June 30, 2001, associated with the capitalization of the servicing asset on its sold and serviced Fannie Mae residential mortgage portfolio. These transactions have been reflected in other income.

Liabilities - Total deposits during the nine months ended September 30, 2001 grew to $216.3 million, an increase of $7.9 million, or 3.8%, from $208.4 million at December 31, 2000. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased $4.6 million, or 5.7%, of which,

$2.9 million was an increase in non-interest bearing accounts. Heritage Bank, the Company's wholly owned subsidiary (the "Bank"), continues to stress transaction account growth in its marketing strategy. Time deposits increased during the nine month period from $121.2 million at December 31, 2000, to $124.4 million at September 30, 2001, an increase of 2.6% or $3.2 million. The outstanding balance on the Company's line of credit, with a third party bank was $2.5 million at September 30, 2001. The line of credit was renewed until March 31, 2002 with a credit limit of $3.5 million and an interest rate equal to prime minus 0.25%. The Company contributed the borrowings under the line of credit to the Bank as capital contributions as they were drawn during 1999 and 2000.

Stockholders' Equity - Stockholders' equity increased $1.6 million, or 11.4%, from December 31, 2000 to September 30, 2001. This increase was the result of the Company's net income for the period of $739,849, the increase in unrealized gains on securities available for sale and the tax effects associated with the Company's acceleration of the ESOP and the MSBP principal payments. The ratio of stockholders' equity as a percentage of total assets was 6.3% and 6.0% at September 30, 2001 and at December 31, 2000, respectively. Book value per share increased from $13.83 at December 31, 2000 to $15.50 at September 30, 2001.

Comparison of Operating Results for the Three- and Nine months Ended September 30, 2001 and September 30, 2000

Net income - The Company had net income of $389,070 for the three-month period ended September 30, 2001 compared to net income of $308,371 over the same three-month period in 2000. This represented an increase in net income of $80,699, or 26.2%. During the nine month period ended September 30, 2001, net income decreased by $154,414, or 17.3% to $739,849, from $894,263 for the same period ended September 30, 2000. The change in net income for the nine month period was primarily due to the acceleration of principal payments on the ESOP and the MSBP, both internally leveraged plans. The pre-tax charge to first quarter 2001 earnings was $492,500 in connection with this transaction and is included in salary and employee benefit expense. As noted in the Company's press release dated February 2, 2001, the Company's decision to accelerate principal payments on the plans was based on what the Board of Directors of the Company believed to be an opportunity to take advantage of a time period when the Company's common stock was trading at or below peer and historical values. This expense was directly tied to the price of the Company's common stock. By accelerating principal payments under the plans there will be no compensation expense in the future related to these plans. Net income, had the charge not been made, would have been approximately $1,050,124. This indicates that the Company's operating earnings improved by 17% in the nine months ended September 30, 2001 compared to the same period in 2000, not considering compensation expense related to the MSBP and ESOP.

Net Interest Income - Net interest income for the nine month period ended September 30, 2001 increased $400,000, or 6.2%, from $6.4 million in 2000 to $6.8 million for the same period in 2001. The increase in the average balance of loans receivable of $17.9 million during the twelve-month period since September 30, 2000, tempered by declining loan yields, resulted in an approximate increase of $753,000, or 6.3%, in interest income from loans for the first nine months of 2001. Interest income from loans during the nine months ended September 30, 2001, was $12.7 million up from $11.9 million during the nine months ended September 30, 2000. Interest expense increased $626,000 to $7.7 million for the nine month period ended September 30, 2001 from $7.1 million for the same period in 2000. This increase is primarily the result of the increased balances in time deposits during the nine months ended September 30, 2001 combined with a lingering effect from the increasing interest rate environment during 2000.

The Bank's balance sheet is asset sensitive, which indicates that in the short term, interest income will be adversely affected by decreasing rates, and then management expects it to level out within

12 months of a rate adjustment. The deposits of the Bank reprice over a longer period than the loans that float with prime, causing the net interest margin to shrink in a falling rate environment.

Provision for Loan Losses - The Bank's provision for loan losses increased for the nine month period ended September 30, 2001, compared to the same period in 2000, to $542,000 from $450,000. The loan loss provision increased due to the increase in the percentage of non-mortgage loans as a percentage of total loans outstanding. At September 30, 2001, the allowance for loan losses as a percentage of total loans outstanding was 1.12% as compared to September 30, 2000 when the allowance as a percentage of total loans outstanding was 1.00%. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as it believes necessary in future periods based on growth in the loan portfolio, loss experience which has been minimal, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard for the period ending September 30, 2001 totaled $2.7 million and for the period ending December 31, 2000 substandard loans totaled $3.5 million. There were no loans classified as doubtful for either the period ending September 30, 2001 or the period ending at December 31, 2000. Non-accrual loans increased from $93,000 at December 31, 2000 to $200,000 at September 30, 2001. Net charge offs during the nine month period ending September 30, 2001 totaled $229,000, representing 0.13% of loans outstanding.

Other Income - Service charges on deposit accounts increased 23% during the nine months ended September 30, 2001 from $430,000 at September 30, 2000 to $530,000 at September 30, 2001. This increase is attributed primarily to the rising number of transaction accounts.

Other Expenses - Other expenses for the nine month period ended September 30, 2001 increased 17.2% from $5.2 million for the nine month period ended September 30, 2000 to $6.1 million for the same period in 2001, an increase of $901,000. Salaries and employee benefits increased to $3.7 million for the nine month period ended September 30, 2001 compared to $3.1 million during the same nine month period in 2000, an increase of $644,000 or 21.1%. As previously discussed, this increase is primarily due to the acceleration of the principal payments on the ESOP and the MSBP which resulted in a one time pretax charge to earnings of $492,500 recognized in the first quarter of 2001. If not for the one-time change for the acceleration of principle payments on the ESOP and MSBP, salary and employee benefits would have increased 4.9% and other expenses would have increased 7.8% when comparing the two periods.

Liquidity and Capital Resources - The Bank's short-term liquidity was 14.24% on September 30, 2001. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to strive to increase deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $18.5 million at September 30, 2001 with no funds drawn as of that date. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities. The Company and the Bank continue to manage their respective capital positions in order to support the healthy growth they are experiencing. At September 30, 2001, the Bank's capital levels remained at well capitalized with risk weighted assets at 10.02% and a leverage ratio of 6.90%. The Bank's capital has been supported by the $2.5 million in capital infusions from the holding company, funded with borrowing from a line of credit. The Company continues to consider other sources of capital for the Company and the Bank, primarily in order to provide additional capital for continued growth of the Bank. The Company may in the future seek additional public or private equity or debt financing, including the possible sale of trust preferred securities. There can be no assurance that additional financing will be available on terms satisfactory to the Company.

Other Important Events - Construction is complete on the Bank's second branch location in Fayette County, Georgia. Proceeds for the construction of this branch will come from the insurance settlement the Bank will receive due to a fire which destroyed the Bank's Forest Park office located at 822 Main Street in Forest Park, Georgia in June 2000. The Fayette County location is an out parcel of a major retail shopping center located in an area of residential housing. The opening date for this office is November 13, 2001. The Forest Park office has been in operation in a facility owned by the Bank on the same lot as the building that burned since one week following the fire in June 2000. Renovations of this building in Forest Park, including drive-in facilities, are complete and all services are now offered again at this location.

The Bank's Morrow office located in Clayton County closed, effective June 30, 2001, as previously announced and reported. The inability of the Bank to grow transaction based deposits and non-interest income at that office was the primary factor in the decision to close the location. The existing deposits of the Morrow Office have been consolidated into the Bank's Forest Park and Jonesboro branches in Clayton County, Georgia.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is a party to certain legal proceedings, however, it does not anticipate that any such proceedings will have any material adverse effects on its financial condition or results of operation

Item 2.  Changes in Securities and Use of Proceeds.
         NONE

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

                                            CCF HOLDING COMPANY

     Date: November 13, 2001            BY:   /s/ David B. Turner
                                            -----------------------------
                                                  David B. Turner
                                                  President and
                                             Chief Executive Officer


     Date: November 13, 2001            BY:     /s/ Mary Jo Rogers
                                            -----------------------------
                                                  Mary Jo Rogers
                                              Sr. Vice President and
                                              Chief Financial Officer