Form 10KSB40
period 2001-12-31
CCF HOLDING CO
filed 2002-03-27
CIK 943033

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                  FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                          Commission File No. 0-25846

                              CCF HOLDING COMPANY
                 -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Georgia                                                           58-2173616
-------                                                           ----------

(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

101 North Main Street, Jonesboro, Georgia                             30236
-----------------------------------------                             -----
(Address of Principal Executive Offices)                            (Zip Code)

                                 (770) 478-8881
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                      ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

YES X  NO __
    -

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $20.4 million.

         As of March 11, 2002, there were issued and outstanding 979,206 shares of the registrant's common stock.

         The registrant's voting stock trades on the SmallCap market of The Nasdaq Stock Market under the symbol "CCFH." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's common stock on March 19, 2002, was $19.5 million.

Transition Small Business Disclosure Format (check one)
YES __ NO X
          -

                      DOCUMENTS INCORPORATED BY REFERENCE

         1.  Portions of the Annual Report to Stockholders for the fiscal year
             ended December 31, 2001.     (Part II)

         2. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond the Company's control. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         CCF Holding Company, a Georgia corporation (the "Company"), was organized in March 1995 at the direction of Clayton County Federal Savings and Loan Association (the "Bank") in connection with the Bank's conversion from a mutual to stock form of organization (the "Conversion"). In July 1995, the Bank completed its conversion and became a wholly owned subsidiary of the Company. In February 1997, the Bank changed its name to Heritage Bank.

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

         The Bank, through its predecessors, commenced business in 1955. Prior to 1997, the Bank operated as a traditional savings and loan, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. Since the early part of 1997, the Bank began to offer more of the products and services of a commercial bank in order to compete on a broader scale in the highly competitive financial services industry. During the fiscal year ended December 31, 2001, the Bank continued to expand the size of its commercial (primarily real estate mortgages), construction (primarily residential), and consumer (primarily indirect) lending portfolios as well as the amount of the deposits it holds.

RECENT DEVELOPMENTS

         On February 1, 2002, the Company completed the sale, through its subsidiary, CCF Capital Trust I, of $4,000,000 of floating rate capital securities (the "Capital Securities") with a maturity date of March 31, 2032 and a liquidation value of $50,000 per Capital Security. Interest on the Capital Securities is to be paid on the last business day of each March, June, September, and December. The interest rate is reset quarterly at a rate equal to the prime rate of interest as announced in the Money Rates section of the Eastern Edition of The Wall Street Journal plus 75 basis points. For the quarter ended March 31, 2002, the interest rate is 5.50%. The Company intends to use the proceeds from this offering to reduce its debt and for general corporate purposes, including providing capital to its subsidiary, Heritage Bank. The securities issued have a 30-year maturity and may be called at par on any interest payment date after the first five years, at the Company's option.

MARKET AREA

         The Bank operates five offices within its primary market area in Clayton, Fayette and Henry Counties, Georgia. This market area is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta's Hartsfield International Airport. To a much lesser extent, the Bank also makes loans in adjacent Georgia counties. The Bank's market area is a growing suburban residential community with related growth in retail and commercial development.

COMPETITION

         The Bank competes for deposits with financial institutions located in metropolitan Atlanta, super-regional banks, and several relatively new local financial institutions. Loan competition comes from the same sources and from mortgage companies and other lenders.

         Many of the Bank's competitors possess greater financial and marketing resources. The Bank competes for deposit accounts by offering depositor's competitive interest rates and a high level of personal service. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

LENDING ACTIVITIES

         General. The principal lending activity of the Bank has been the origination for its portfolio of adjustable-rate and fixed-rate loans secured by various forms of collateral. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the loan portfolio as of the dates indicated.

                                                                          At December 31,
                                                  ---------------------------------------------------------------
                                                              2001                               2000
                                                  -----------------------------      ----------------------------
                                                   Amount            Percent           Amount           Percent
                                                  -------            -------           ------           -------
                                                                      (Dollars in Thousands)
               Loan Category
------------------------------------------
 Residential (1-4 family) mortgage........        $ 13,681             7.27%           $ 28,027          16.10%
 Commercial, primarily real estate
   mortgage...............................          95,321            50.62%             80,378          46.18%
 Real estate construction.................          51,337            27.27%             35,049          20.14%
 Consumer and other installment...........          27,946            14.84%             30,591          17.58%
                                                  --------          --------          ---------        --------
 Total loans receivable...................        $188,285           100.00%           $174,045         100.00%
                                                  ========          ========          =========        ========

 Less:
   Unamortized loan fees and costs, net...        $   (480)                            $   (520)
   Allowance for loan losses..............          (2,149)                              (1,708)
                                                  --------                            ----------

Total loans, net..........................        $185,656                             $171,817
                                                  ========                            ==========

         Loan Maturity Table. The following table sets forth the maturity of the Bank's loan portfolio at December 31, 2001. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totaled $221 million and $167 million for the years ended December 31, 2001 and December 31, 2000, respectively. Adjustable-rate mortgage loans ("ARMs") are shown as maturing based on repricing dates.

                                                                          December 31, 2001
                                                     ------------------------------------------------------------

                                                                     Within One to     After Five
                                                        One Year       Five Years          Years          Total
                                                        --------       ----------          -----         ------
                                                                        (Dollars in Thousands)
Residential (1-4 family) mortgage....................   $     0            $ 2,211         $11,470     $ 13,681
Commercial, primarily real estate mortgage...........    24,843             52,486          17,992       95,321
Real estate construction.............................    44,945              6,308              84       51,337
Consumer and other installment.......................     1,492              5,653          20,801       27,946
                                                        -------            -------         -------     --------
Total................................................   $71,280            $66,658         $50,347     $188,285
                                                        =======            =======         =======     ========

         The following tables set forth the dollar amount of all loans due after December 31, 2001, which have fixed interest rates and which have floating or adjustable interest rates.

                                                         Fixed Rate               Adjustable Rate
                                                     Amount      Percent     Amount     Percent     Total
                                                     -------     -------     ------     -------     -----
Residential (1-4 family) mortgage................    $ 2,211      16.16%     $11,470     83.84%    $ 13,681
Commercial, primarily real estate mortgage.......     44,421      46.60%      50,900     53.40%      95,321
Real estate construction.........................     18,727      36.48%      32,610     63.52%      51,337
Consumer and other installment                        25,644      91.76%       2,302      8.24%      27,946
                                                      ------                  ------               --------
Total............................................    $91,003                 $97,282               $188,285
                                                     =======                 =======               ========

         One- to Four-Family Residential Mortgage Loans. The Bank's residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The Bank originates both adjustable-rate and fixed-rate residential, mortgage loans. The Bank primarily sells its new residential mortgage loans to the Federal National Mortgage Association ("FNMA") at the time of closing. The Bank also from time to time sells older residential mortgage loans in its loan portfolio in the secondary market. The residential mortgage loans reflected on the balance sheet are primarily loans that have been on the balance sheet of the Bank for more than five years and have paid as agreed.

         Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. Almost all of the Bank's construction loan properties are located in the Bank's market area and nearby counties.

         The Bank makes construction loans to builders on a speculative and pre-sale basis. The Bank makes loans for speculative housing construction to area builders after a background check has been made. Construction loans on one-to-four family properties are limited to a maximum loan-to-value ratio of 80% on presales and 75% on speculative (unsold properties) and have a maximum maturity of 12 months after which the loan can be renewed for up to an additional 12 months. Construction loans on nonresidential properties are generally limited to a maximum loan-to-value ratio of 75% and also have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan.

         Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2001, the Bank had $24.2 million in construction loans outstanding secured by unsold properties.

         The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank's permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by the Bank and whose credit, financial statements, and experience have been approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2001, there was $700,000 outstanding in construction loans to owner/borrowers.

         The Bank originated $119.9 million and $108.3 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2001, and December 31, 2000, respectively.

         Commercial Loans. The Bank's commercial loans, which include commercial real estate, represent a growing portion of its lending activities. At December 31, 2001, outstanding commercial loans amounted to $95 million. At December 31, 2001, the largest commercial loan had a balance of $2.5 million and was secured by land and commercial buildings.

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

         Loan Underwriting Risks. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction and time to completion. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, it may be necessary for the Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Bank has sought to lessen this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the number of construction loans outstanding at any time.

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

         Loan Purchases and Sales. Generally, if the Bank determines that loan sales are desirable for interest rate risk management or other purposes, the Bank may sell its 15 to 30 year conventional loans. The Bank uses standard FNMA documentation for its conventional loans. The Bank sells loans directly to FNMA. Loans are generally sold with servicing retained and without recourse.

         The table below indicates the Bank's origination and sales of loans during the periods indicated.

                                                                     Year Ended December 31,
                                                            -------------------------------------------
                                                                   2001                    2000
                                                            --------------------     ------------------
                                                                      (Dollars in Thousands)
Total gross loans receivable at beginning of period ......      $174,045                     $148,337
                                                                --------                     --------
Loans originated:
    Residential (1-4 family) mortgage.....................         7,342                        4,059
    Commercial, primarily real estate mortgage............       111,642                       75,193
    Real estate construction..............................       119,970                      108,365
    Consumer and other installment.........................       11,869                       15,491
                                                                --------                     --------
Total loans originated....................................       250,823                      203,108
                                                                --------                     --------
Loans sold:
    Residential (1-4 family)..............................        17,310                        9,186
Loans purchased...........................................         1,790                          800

Other loan activity:
    Loan principal repayments.............................       221,063                      167,414
                                                                --------                     --------
Total gross loans receivable at end of period.............      $188,285                     $174,045
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

                                                                          At December 31,
                                                                     -------------------------
                                                                        2001          2000
                                                                     -----------   -----------
                                                                       (Dollars in Thousands)
Nonperforming loans:
    Restructured...................................................      $--              $--
    Nonaccrual (more than 90 days past due)........................       57               93
                                                                         ---              ---
      Total nonperforming loans....................................      $57              $93
                                                                         ===              ===
Ratio of nonperforming loans as a percentage of total loans, net...      .03%             .05%
Ratio of nonperforming loans as a percentage of total assets.......      .02%             .04%

         During the years ended December 31, 2001 and December 31, 2000, gross interest income of $3,222 and $3,868, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 2001 and December 31, 2000, was approximately $16,658 and $20,080, respectively.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                 At December 31,
                                                   ---------------------------------------------
                                                           2001                      2000
                                                   ---------------------    --------------------
                                                              (Dollars in Thousands)
Total average loans outstanding..................       $181,299                   $162,248
                                                        ========                   ========
Allowance balance (at beginning of period).......        $ 1,708                    $ 1,237
Provisions for loan losses                                   662                        570
Charge-offs:
    Real Estate..................................             --                         --
    Commercial...................................             61                         12
    Consumer.....................................            212                        141
Recoveries:
    Real Estate..................................             --                         --
    Commercial...................................              1                         12
    Consumer.....................................             51                         42

Allowance balance (at end of period).............        $ 2,149                    $ 1,708
                                                         =======                     ======

Allowance for loan losses as a percent of net
    loans receivable at end of period............           1.19%                       .98%

Net loans charged off as a percent of average
    loans outstanding............................            .12%                       .09%

Ratio of allowance for loan losses to total
    loans delinquent 90 days or more at end of              3770%                      1837%
    period.......................................

Ratio of allowance for loan losses to total
    loans delinquent 90 days or more and other
    nonperforming assets at end of period........            712%                       621%

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

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Bank had $187,560 of real estate owned at December 31, 2001.

INVESTMENT ACTIVITIES

         The Bank invests in specified short-term securities, mortgage backed securities, certain other investments and the common stock of the Federal Home Loan Bank ("FHLB") of Atlanta. The Bank's mortgage backed securities portfolio consists of participation certificates issued by FNMA and secured by interests in pools of conventional mortgages originated by other financial institutions. The Bank's equity investment in the FHLB of Atlanta is a requirement of membership and allows the Bank to borrow from the FHLB of Atlanta at favorable overnight and long-term rates. During the years ended December 31, 2001 and 2000, the Company sold $6.8 million and $3.9 million respectively, of available for sale investment securities.

         The following table sets forth certain information relating to the Company's investment securities portfolio at the dates indicated. All of the Company's securities are classified as available for sale.

                                                                          At December 31,
                                                ------------------------------------------------------------------
                                                             2001                                 2000
                                                -------------------------------      -----------------------------
                                                   Amortized           Fair            Amortized           Fair
                                                      Cost             Value             Cost             Value
                                                      ----             -----             ----             -----
                                                                       (Dollars in Thousands)
Securities available for sale:
     U.S.  Treasury and U.S.  Government
         agency obligations..............            $33,369          $33,721           $33,389          $33,365
     Municipal securities................              3,561            3,593             2,858            2,897
                                                     -------          -------           -------          -------
     Total...............................             36,930           37,314            36,247           36,262
                                                     -------          -------           -------          -------

Mortgage-backed securities:
     FNMA................................                 43               44               103              106
                                                     -------          -------           -------          -------
     Total...............................                 43               44               103              106
                                                     -------          -------           -------          -------
Total investment and mortgage-
         backed securities portfolio                 $36,973          $37,358           $36,350          $36,368
                                                     =======          =======           =======          =======

         Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2001. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        As of December 31, 2001
                                      -------------------------------------------------------------------------------------------
                                        One Year or Less      One to Five Years      Five to Ten Years      More than Ten Years
                                      ------------------    --------------------    -------------------    ----------------------

                                      Weighted               Weighted               Weighted               Weighted
                                      Amortized   Average    Amortized   Average    Amortized   Average    Amortized   Average
                                        Cost       Yield       Cost       Yield       Cost       Yield       Cost       Yield
                                        ----       -----       ----       -----       ----       -----       ----       -----
Securities available for sale:
U.S. Treasury and U.S. Government
    agency obligations..............     $16,569    2.91%       $15,300    5.08%        $1,500    7.66%            --     --
Mortgage backed-securities..........          --      --             --      --             43    6.37%            --     --
Municipal securities /(1)/..........          --      --            341    4.93%         1,410    7.61%        $1,810    5.16%
                                         -------                -------                 ------                 ------
Total investment and mortgage-backed
    securities portfolio............     $16,569    2.91%       $15,641    5.08%        $2,953    6.38%        $1,810    5.16%
                                         =======                =======                 ======                 ======

                                               As of December 31, 2001
                                          ------------------------------
                                                        Total
                                          ------------------------------

                                           Weighted
                                           Amortized  Average    Fair
                                             Cost      Yield     Value
                                             ----      -----     -----
Securities available for sale:
U.S. Treasury and U.S. Government
    agency obligations..........             $33,369    5.16%      $33,721
Mortgage backed-securities......                  43    6.37%           44
Municipal securities /(1)/......               3,561    5.08%        3,593
                                             -------               -------
Total investment and mortgage-backed
    securities portfolio........             $36,973    5.15%      $37,358
                                             =======               =======

/(1)/ The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

SOURCE OF FUNDS

         General. The major sources of the Bank's funds for lending and other investment purposes are deposits, scheduled principal repayments, and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank also has access to advances from the FHLB of Atlanta and correspondent banks. In addition, the Company had access for additional funds through the short-term borrowings on its line of credit in 2000 and 2001. In early 2002, the sale of trust preferred securities eliminated the borrowings and added an additional source of funds from the proceeds of the sale.

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

         The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity at December 31, 2001.

         Maturity                      Amount
         --------                      ------
                               (Dollars in Thousands)
3 months or less                         $5,969
3-6 months                                5,720
6-12 months                              11,407
Over 12 months                            4,373
                                        -------
                                        $27,439
                                        =======

         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank's stock in the FHLB of Atlanta and a portion of the Bank's first mortgage loans and certain other assets. At December 31, 2001, the Bank had $8 million outstanding FHLB advances. The Company had as an additional source of cash at December 31, 2001, a line of credit outstanding with Correspondent. As these funds are drawn, they are infused to the Bank as capital. At December 31, 2001, the Company had $2.5 million drawn on this line of credit. The line of credit was repaid and closed February 2, 2002, with the funds received from the sale of floating rate capital securities. Replacing this line of credit is a line of credit with a correspondent bank for $1.0 million.

SUBSIDIARY ACTIVITY

         At December 31, 2001, the Company had one wholly owned subsidiary, the Bank, which is chartered under the laws of the State of Georgia. The Bank has one wholly owned subsidiary, CCF Financial Services, Inc. CCF Financial Services, Inc., a Georgia corporation, was formed in 1996 and has remained inactive since that time. CCF Capital Trust I, an new subsidiary of the Company, was created in February 2002 for the sole purpose of issuing $4.0 million in trust preferred securities.

PERSONNEL

         As of December 31, 2001, the Bank had 79 full-time and 14 part-time employees. The Company does not have any employees other than officers. The Bank's employees are not represented by a collective bargaining group.

SUPERVISION AND REGULATION

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and with the Georgia Department of Banking and Finance (the "GDBF") under the Georgia Bank Holding Company Act (the "Georgia BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the Georgia BHC Act, in addition to the regulations of the Federal Reserve and the GDBF.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

..        it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;
..        it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or
..        it may merge or consolidate with any other bank holding company.

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

         The Federal Reserve has determined that the following are among the activities permissible for bank holding companies:

..        factoring accounts receivable;
..        acquiring or servicing loans;
..        leasing personal property;
..        conducting discount securities brokerage activities;
..        performing certain data processing services;
..        acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions;  and
..        performing certain insurance underwriting activities

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

         New Legislation. Changes to federal law that took effect in March 2000, and new regulations to implement these changes, allow qualifying bank holding companies to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are financial in nature include:

..        securities underwriting;
..        dealing and market making;
..        sponsoring mutual funds and investment companies;
..        insurance underwriting and agency;
..        merchant banking activities; and
..        activities that the Federal Reserve determines to be closely related to banking.

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

         The federal law that took effect in March 2000 also contains provisions that directly impact the following activities and operations of the Bank:

         .    Any insurance activities;
         .    The activities of and qualifications for any Bank financial subsidiaries; and
         .    Its privacy policies and practices concerning disclosure of consumer information.

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

         At December 31, 2001, the Bank, without obtaining regulatory approval, could declare aggregate dividends to the Company of approximately $980,000. It is anticipated that the Bank will pay dividends to the Company for the purpose of funding the Company's payment obligations with respect to the outstanding junior subordinated debentures and the related Capital Securities. Pursuant to the terms of the debentures and the Capital Securities, the Company has the right to defer the quarterly interest payments under the debentures and the Capital Securities for up to 20 consecutive quarterly periods. However, during any period in which the Company defers interest payments on the debentures, the Company may not pay a dividend or make any other payment or distribution on its common stock.

         Capital Adequacy. The Company and the Bank must comply with substantially identical capital adequacy standards established by the Federal Reserve for the Company and the FDIC and the Georgia Department of Banking and Finance for the Bank. There are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

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

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets is 8%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 2001, the Company's consolidated total risk-based capital ratio and its tier 1 risk-based capital ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 9.1% and 8.0%, respectively. See Note 14 to the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 to this report for additional information.

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

         The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2001. Subsequent to December 31, 2001, the Company, through private placement of trust preferred securities issued by its subsidiary CCF Capital Trust I, a Delaware business trust, raised gross proceeds of $4 million. The trust preferred securities issued are considered tier I capital for regulatory capital purposes and it is reported as a long-term debt obligation of the Company. For further information on this transaction refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report to Stockholders included as
Exhibit 13 to this report.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business.

         Support of the Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by the Company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of the Company's bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Prompt Corrective Action. Federal financial institution regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). The regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of any regulatory action will depend upon the capital category in which the institution falls.

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

         At December 31, 2001, the Bank had the requisite capital levels to qualify as well capitalized.

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

         Based on the Bank's risk classification, the Bank was not required to pay an assessment for deposit insurance in 2001, nor will it be required to pay a deposit insurance assessment in 2002. The Bank was required to pay the Bank Insurance Fund Financing Corporation ("FICO") assessment in 2001 and will also pay this assessment in 2002. During the fourth quarter of 2001, the FICO assessment rate was $1.82 per $100 of Bank deposits.

         Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

         The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         . The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         . The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         . The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
         .    The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         .    The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
         .    Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
         . The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

         The deposit operations of the Bank are subject to:

         . The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
        . The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Restrictions on Transactions with Affiliates. The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         .    loans or extensions of credit to affiliates;
         .    investment in affiliates;
         .    the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;
         .    loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
         .    any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

         Privacy. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

         Anti-Terrorism Legislation. In the wake of the tragic events of September 11, 2001, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

         . to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
         . to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
         . to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
         . to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

         .    the development of internal policies, procedures, and controls;
         .    the designation of a compliance officer;
         .    an ongoing employee training program; and
         .    an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

         In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

         Main Office.
         -----------

         The Bank's main office is located at 101 North Main Street, Jonesboro, Georgia 30236. The building is on a leased land site. This lease is a 35-year land lease expiring in 2035.

         The net book values of the building and equipment as of December 31, 2001, were $447,820 and $477,982 respectively.

         The Bank obtains rental income through the leasing of space in its main building and a building on the Georgia Highway 155 property in Henry County. During the fiscal years ended December 31, 2001 and December 31, 2000, such rental income was $15,204 and $16,000, respectively. The property on Highway 155 in Henry County was sold in February 2002.

         Fayetteville Office.
         -------------------

         The Bank's Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia, 30214.

         The net book values of the land, building, and equipment at the 440 North Jeff Davis Drive location as of December 31, 2001, were $266,628, $997,840, and $196,005, respectively.

         Forest Park Office.
         ------------------

         The Bank's Forest Park office is located at 822 Main Street, Forest Park Georgia, 30298. In June 2000, the Bank's original office at 822 Main Street in Forest Park was consumed by fire. The branch personnel moved into an existing facility on the same site, which was renovated.

         The net book values of the land, building, and equipment at 4895 Evans Drive as of December 31, 2001, were $78,567, $357,113, and $46,677, respectively.

         McDonough Office.
         ----------------

         The Bank's McDonough office is located at 203 Keys Ferry Street, McDonough, Georgia, 30253. In addition to this property, at December 31, 2001, the Bank also owned two lots on Georgia Highway 155 and Georgia Highway 20/81 in Henry County. The Bank purchased these properties for future expansion, although the Bank has not determined any dates for possible expansion. The values of these lots are listed as $300,395 and $386,769 respectively. The property on Georgia Highway 155 was sold in February 2002.

         The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2001, were $335,000, $875,680, and $179,084, respectively.

         Morrow Office.
         -------------

         The Bank's Morrow office was located at 2394 Lake Harbin Road, Morrow, Georgia, 30260. This office closed on June 30, 2001 although the Bank still owns the land and building.

         The net book values of the land, building, and equipment as of December 31, 2001, were $76,460, $186,083, and $32,747, respectively.

         Towne Center Office
         -------------------
         The Bank's Towne Center Office is located at 855 Highway 85 South in Fayetteville, Georgia. This office opened in November 2001.

         The net book value of the land, building and equipment on December 31, 2001 were $526,847, $801,065, and $111,393, respectively.

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

                  (1) Investments in Real Estate or Interests in Real Estate.
                      See "Item 1. Description of Business - Lending Activities, " and "Item 2. Description of Property. (a) Properties" above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's 2001 Annual Report to Stockholders included as
Exhibit 13 to this report (the "Annual Report"), is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Company's consolidated financial statements in the Company's Annual Report are incorporated herein by reference. These statements are listed under
Item 13 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
---------------------

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         The information contained under the section captioned "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

         (a)      Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

         (b)      Security Ownership of Management

         Information required by this item is incorporated herein by reference to the section captioned, "Proposal I - Election of Directors" in the Proxy Statement.

         (c) The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

(a)(1) The following report and statements are included in the financial statement section of the Company's Annual Report and are incorporated herein by reference:

         1.       Report of Porter Keadle Moore, L.L.P.

         2.       CCF Holding Company and Subsidiary

                  (a) Consolidated Balance Sheets at December 31, 2001 and December 31, 2000
                  (b) Consolidated Statements of Earnings for the years ended December 31, 2001 and December 31, 2000
                  (c) Consolidated Statements of Comprehensive Income for the years ended December 31, 2001 and December 31, 2000
                  (d) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and December 31, 2000
                  (e) Consolidated Statements of Cash Flows for the years ended December 31, 2001 and December 31, 2000
                  (f)      Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Report or incorporated herein by reference.

         3.1      Articles of Incorporation of CCF Holding Company /(1)/
         3.2      Bylaws of CCF Holding Company /(2)/
         10.1     Management Stock Bonus Plan /(3)/
         10.2     1995 Stock Option Plan /(3)/
         10.3a    Employment Agreement with David B. Turner /(4)/*
         10.3b    Employment Agreement with David B. Turner, as amended /(6)/*
         10.4     Employment or Change in Control Agreements with other
                  executive officers /(4)/*
         10.5     Supplemental Retirement Plans and related Split Dollar
                  Insurance Plans for executives /(5)/*
         10.6     Employment Agreement with Leonard A. Moreland /(6)/*
         10.7     2000 Stock Option Plan /(5)/*
         10.8     Change of Control Agreement with John Westervelt /(6)/*
         13       Annual Report to Stockholders for the fiscal year ended
                  December 31, 2001 (only those portions incorporated by
                  reference in this document are deemed filed)
         21       Subsidiaries of the Registrant /(4)/
         23       Consent of Porter Keadle Moore, LLP
         24       Power of Attorney (see signature page to this Annual Report on
                  Form 10-KSB)

--------------------------------------
/(1)/ Incorporated by reference to exhibit 3(i) of the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 (File No. 0-25846).

/(2)/ Incorporated by reference to exhibit 3.2 of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-25846).
/(3)/ Incorporated by reference to the Registrant's proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995 (File No. 0-25846).
/(4)/ Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 0-25846).
/(5)/ Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (File No. 0-25846).
/(6)/ Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 (File No. 0-25846).

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

                                                 CCF HOLDING COMPANY

                                                 By: /s/ David B.  Turner
Dated: March 27, 2002                            _______________________________
                                                 David B.  Turner
                                                 President, Chief Executive
                                                 Officer, and
                                                 Director (Duly Authorized
                                                 Representative)

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

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2002.

By: /s/ David B. Turner                         By: /s/ John B. Lee, Jr
    ----------------------                          -------------------
    David B. Turner                                 John B. Lee, Jr.
    President, Chief Executive Officer, and         Chairman of the Board
    Director (Principal Executive Officer)

By: /s/ Edwin S. Kemp, Jr.                      By: /s/Charles S. Tucker
    ----------------------                          ---------------------
    Edwin S. Kemp, Jr.                              Charles S. Tucker
    Director                                        Treasurer, Secretary, and
                                                    Director

By: /s/John T. Mitchell                        By: /s/ Mary Jo Rogers
    ------------------------                        ------------------
    John T. Mitchell                                Mary Jo Rogers
    Director                                        Senior Vice President and
                                                      Chief Financial Officer
                                                    (Principal Accounting and
                                                    Financial Officer)

By: /s/ Roy V. Hall                             By: /s/ Leonard A. Moreland
    ---------------                                 -------------------------
   Roy V. Hall                                      Leonard A. Moreland
   Director                                         Executive Vice President and
                                                    Director