Form 10QSB
period 2002-03-31
CCF HOLDING CO
filed 2002-05-14
CIK 943033

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     March 31, 2002
                                    --------------

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

                              101 North Main Street
                            Jonesboro, Georgia 30236
                     -------------------------------------
                    (Address of Principal Executive Offices)

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

Yes    X          No
    --------          --------

State the number of shares outstanding of each of the issuer's classes of common equity: At May 2, 2002, 979,105 shares of the registrant's common stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes               No      X
    -------           ---------

FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

       Item 1.  Financial Statements:

                    Consolidated Balance Sheets as of
                    March 31, 2002 and December 31, 2001 ..................  1

                    Consolidated Statements of Operation
                    For the Three Months Ended
                    March 31, 2002 and March 31, 2001 .....................  2

                    Consolidated Statements of Comprehensive Income
                    For the Three Months Ended
                    March 31, 2002 and March 31, 2001 .....................  3

                    Consolidated Statements of Cash Flows
                    For the Three Months Ended
                    March 31, 2002 and March 31, 2001 .....................  4

                    Notes to Consolidated Financial Statements ............  5

       Item 2.  Management's Discussion and Analysis or Plan of Operation .  6


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings ......................................... 10

       Item 2.  Changes in Securities and Use of Proceeds ................. 10

       Item 3.  Defaults Upon Senior Securities ........................... 11

       Item 4.  Submission of Matters to a Vote of Security Holders ....... 11

       Item 5.  Other Information ......................................... 11

       Item 6.  Exhibits and Reports on Form 8-K .......................... 11

Signatures ................................................................ 12

Exhibit List .............................................................. 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                     Assets
                                     ------


                                                                         March 31,      December 31,
                                                                           2002            2001
                                                                           ----            ----
                                                                       (Unaudited)       (Audited)

Cash and due from banks                                               $  9,045,823        6,526,611
Interest-bearing deposits in other financial institutions                3,847,230          262,282
Federal funds sold                                                      14,161,665        5,210,000
                                                                      ------------     ------------

       Cash and cash equivalents                                        27,054,718       11,998,893

Investment securities available for sale                                23,579,579       37,357,827
Loans, net                                                             188,007,728      185,655,858
Premises and equipment, net                                              7,086,324        7,517,211
Federal Home Loan Bank stock, at cost                                      880,000          880,000
Accrued interest receivable                                              1,202,831        1,374,672
Cash surrender value of life insurance                                   3,107,541        1,475,608
Other assets                                                             1,882,514        1,540,415
                                                                      ------------     ------------
                  Total assets                                        $252,801,235      247,800,484
                                                                      ============     ============

                               Liabilities and Stockholders' Equity
                               ------------------------------------

Deposits:
       Noninterest-bearing deposits                                   $ 18,462,860       18,085,791
       Interest bearing demand deposits                                 77,431,833       73,860,275
       Savings accounts                                                  6,972,410        6,462,333
       Time deposits less than $100,000                                 90,747,396       91,407,010
       Time deposits greater than $100,000                              29,827,780       27,438,706
                                                                      ------------     ------------
             Total deposits                                            223,442,279      217,254,115

Securities sold under agreement to repurchase                            1,905,880        2,415,542
Line of credit                                                                   -        2,500,000
Federal Home Loan Bank advances                                          5,000,000        8,000,000
Subordinated debentures                                                  4,000,000                -
Other liabilities                                                        2,404,795        1,817,630
                                                                      ------------     ------------
             Total liabilities                                         236,752,954      231,987,287
                                                                      ------------     ------------
Commitments
Stockholders' Equity:

       Preferred stock, no par value; 1,000,000 shares
           authorized; none issued and outstanding                             -                -
       Common stock, $.10 par value, 4,000,000 shares
           authorized; 979,105 issued and outstanding in
           2002; 979,206 shares issued and outstanding in                   97,910           97,920
           2001.

       Additional paid-in capital                                        9,085,625        9,094,026
       Retained earnings                                                 6,735,466        6,371,172
       Accumulated other comprehensive income                              129,280          250,079
                                                                      ------------     ------------
             Total stockholders' equity                                 16,048,281       15,813,197
                                                                      ------------     ------------
                  Total liabilities & stockholders' equity            $252,801,235      247,800,484
                                                                      ============     ============

See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Operation
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -------------------------
                                                                               2002           2001
                                                                               ----           ----

Interest and dividend income:
     Interest and fees on loans                                             $3,651,443      4,324,792
     Interest bearing deposits in other financial institutions                  48,069        151,777
     Interest and dividends on taxable investment securities                   293,370        518,562
     Interest on nontaxable investment securities                               45,180         40,322
                                                                            ----------     ----------
                Total interest and dividend income                           4,038,062      5,035,453

Interest expense
     Deposit accounts                                                        1,597,876      2,740,322
     Other borrowings                                                           79,884         70,494
                                                                            ----------     ----------
                Total interest expense                                       1,677,760      2,810,816

                Net interest income                                          2,360,302      2,224,637

Provision for loan losses                                                      386,250        236,055
                                                                            ----------     ----------
                Net interest income after provision
                  for loan losses                                            1,974,052      1,988,582

Other income:
     Service charges on deposit accounts                                       171,170        163,841
     (Loss) gain on sale of loans                                               (3,195)        24,918
     Gain on sale of investment securities                                      27,167          2,340
     Gain on sale of other real estate owned                                    59,517              -
     Other                                                                     157,563         82,487
                                                                            ----------     ----------
                Total other income                                             412,222        273,586

Other expenses:
     Salaries and employee benefits                                          1,047,305      1,553,646
     Occupancy                                                                 404,049        361,717
     Other                                                                     406,626        419,192
                                                                            ----------     ----------
                Total other expenses                                         1,857,980      2,334,555

Income (loss) before income taxes                                              528,294        (72,387)
                                                                            ----------     ----------

Income tax expense (benefit)                                                   164,000        (34,580)

                Net income (loss)                                           $  364,294        (37,807)
                                                                            ==========     ==========

Basic earnings (loss) per share                                             $     0.37           (.04)

Diluted earnings (loss) per share                                           $     0.35           (.04)

Weighted average shares outstanding - basic                                    979,284        969,762

Weighted average shares outstanding - diluted                                1,042,692        969,762


See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                 Consolidated Statement of Comprehensive Income
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    ----------------------
                                                                                     2002            2001
                                                                                     ----            ----

Net income (loss)                                                                $   364,294       (37,807)

Unrealized holding (losses) gains on investments available for sale                 (163,268)      349,515

Associated benefit (taxes)                                                            59,593      (115,340)

Reclassification adjustment for gains included in earnings                           (27,167)       (2,340)

Associated taxes                                                                      10,043           865
                                                                                 -----------      --------
Other comprehensive income (loss)                                                   (120,799)      232,700
                                                                                 -----------      --------

Comprehensive income                                                             $   243,495       194,893
                                                                                 ===========      ========

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                      2002              2001
                                                                                      ----              ----
Cash flows from operating activities:
     Net (loss) earnings                                                          $   364,294          (37,807)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                                    386,250          236,055
         Depreciation, amortization, and accretion, net                               198,490           56,342
         Compensation expense related to MSBP                                               -           86,034
         ESOP shares allocated                                                              -          406,414
         Net (gain) loss on sale of investment securities                             (27,167)          (2,340)
         Net gain on sale of other real estate                                        (59,917)               -
         Net (gain) loss on sale of loans                                               3,195          (24,918)
         Increase in cash surrender value of life insurance                           (56,933)         (19,654)
         Decrease in accrued interest receivable                                      171,841          321,015
         Increase in other assets                                                    (152,385)         (82,254)
         Increase in other liabilities                                                587,290          490,424
                                                                                  ------------    ------------
               Net cash provided by operating activities                             1,414,958       1,429,311
                                                                                  ------------    ------------

Cash flows from investing activities:
     Proceeds from maturing investment securities-available for sale               14,673,504       17,003,775
     Purchases of investment securities-available for sale                         (2,021,743)     (16,837,911)
     Proceeds from sales of investments securities-available for sale                 999,323        3,500,000
     Proceeds from sales of real estate owned                                         359,912                -
     Loan originations, net                                                       (18,052,924)     (10,855,225)
     Proceeds from sale of other real estate                                           68,061
     Proceeds from sale of loans                                                   15,053,784                -
     Proceeds from insurance policies related to fire                                       -            4,538
     Proceeds invested in life insurance contracts                                 (1,575,000)               -
     Purchases of premises and equipment                                              (34,016)        (287,175)
                                                                                  -----------     ------------
              Net cash provided by (used in) investing activities                   9,470,901       (7,471,998)
                                                                                  -----------     ------------

Cash flows from financing activities:
     Net increase in savings and demand deposit accounts                            8,427,702        9,485,897
     Net (decrease) increase in certificates of deposits                           (2,239,538)       4,127,605
     Net (decrease) increase in securities sold under agreements to
         repurchase                                                                  (509,662)         388,338
     Repayment of line of credit                                                   (2,500,000)               -
     Repayment of Federal Home Loan Bank advances                                  (3,000,000)               -
     Proceeds from the issuance of trust preferred securities                       4,000,000                -
     Dividends paid                                                                         -          (74,406)
     Common stock issued through exercise of options                                    2,500                -
     Common stock repurchased                                                         (11,036)         (40,865)
                                                                                  -----------     ------------
         Net cash provided by financing activities                                  4,169,966       13,886,569
                                                                                  -----------     ------------
         Increase (decrease) in cash and cash equivalents                          15,055,825        7,843,882

     Cash and cash equivalents at beginning of period                              11,998,893        8,547,420
                                                                                  -----------     ------------

     Cash and cash equivalents at end of period                                   $27,054,718       16,391,302
                                                                                  -----------     ------------

     Supplemental disclosure of cash flow information:

         Interest paid                                                            $ 1,640,681        2,770,614
                                                                                  -----------     ------------
         Income taxes paid                                                        $   337,092           98,780
                                                                                  -----------     ------------


See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

The consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

2.   Accounting Policies
     -------------------

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

3.   Reclassification
     ----------------

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

4.   Earnings (loss) per share
     -------------------------

Basic earnings (loss) per share excludes dilution and is computed by dividing net income by weighted average shares outstanding which includes Management Stock Bonus Plan (MSBP) shares which have been awarded whether vested or not and excludes unallocated shares under the Company's Employee Stock Ownership Plan
(ESOP) until they are committed to be released for allocation. Diluted earnings
(loss) per share is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from diluted stock options. For the three-month period ended March 31, 2001, no effect was given related to potential common stock equivalents due to the loss reported in the period.


                    For the three-months ended March 31, 2002

                                                     Net               Common            Per Share
                                                  Earnings             Shares             Amount
                                                  --------             -------           ---------

Basic earnings per share                          $364,294             979,284             $ 0.37

Effect of dilutive common stock issuances:
     Stock options                                                      63,408             $(0.02)
                                                  --------           ---------             ------
Diluted earnings per share                        $364,294           1,042,692             $ 0.35
                                                  ========           =========             ======


                    For the three-months ended March 31, 2001



                                                                       Common            Per Share
                                                   Net Loss            Shares             Amount
                                                   --------            ------            ---------

Basic loss per share                               $(37,807)          969,762             $(0.04)

Effect of dilutive common stock issuances:
     Stock options                                                          -                  -
                                                   --------           -------             ------

Diluted loss per share                             $(37,807)          969,762             $(0.04)
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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates, and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the adequacy of the Company's loan loss reserve; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of potential customers to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumers spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Assets - The Company's total assets increased by 2.0%, or $5.0 million, between December 31, 2001 and March 31, 2002. Net loans receivable increased 1.3% to $188.0 million at March 31, 2002, up $2.3 million from $185.7 million at December 31, 2001. The Company's loan growth includes approximately $3.8 million in commercial loans and $1.2 million in construction real estate loans, partially offset by a decrease in the outstanding balances of indirect consumer loans of $1.6 million.

Liabilities - Total deposits during the three-months ended March 31, 2002 grew to $223.4 million, an increase of $6.2 million, or 2.8%, from $217.3 million at December 31, 2001. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $95.9 million, and increase of $3.9 million or 4.4%. Heritage Bank, a commercial bank chartered by the State of Georgia, and the Company's wholly owned subsidiary (the "Bank"), continues to stress transaction account growth in its marketing strategy. Time deposits and savings accounts increased during the three-month period from $125.3 million at December 31, 2001, to $127.5 million at March 31, 2002, an increase of 1.8% or $2.2 million. The Company retired its line of credit of $2.5 million in February 2002, replacing it with trust preferred securities, or capital securities issued by its subsidiary, CCF Capital Trust I. The Company had gross proceeds of $4 million from the sale of the capital securities, and net proceeds of $3.72 million. The capital securities are considered tier 1 capital for regulatory capital purposes and are reported as a long-term debt obligation of the Company. The debt is represented on the Company's balance sheet as subordinated debentures. The proceeds from the sale of the capital securities were used to retire the previously mentioned short-term line of credit of $2.5 million. In addition, $900,000 of the proceeds was infused as capital to the Bank. The remainder of the proceeds will be maintained in cash for future needs, including for the purpose of providing additional capital to the Bank.

Stockholders' Equity - Stockholders' equity increased $235,000, or 1.5%, from December 31, 2001 to March 31, 2002. This increase was the result of the net income of the Company in the first quarter of 2002, $364,000, partially offset by a decrease in the accumulated other comprehensive income of $121,000. The ratio of stockholders' equity as a percentage of total assets was 6.3% at March 31, 2002. At December 31, 2001 the ratio was 6.4%. Book value per share increased from $16.15 at December 31, 2001 to $16.39 at March 31, 2002. This increase is primarily due to the net income for the first quarter of 2002.

Comparison of Operating Results for the Three-months Ended March 31, 2002 and March 31, 2001

Net Income (Loss) - The Company had net income of $364,294 for the three-month period ended March 31, 2002 compared to a net loss of $(37,807) in the same three-month period in 2001. This represents an increase in net income of $402,101. The net loss in first quarter of 2001 was primarily due to the acceleration of principal payments on the Employee Stock Ownership Plan (ESOP) and the Management Stock Bonus Plan (MSBP), both internally leveraged plans. The pre-tax charge to first quarter 2001 earnings resulting from the acceleration of principal payments was $492,500 and is included in salary and employee benefit expense. The Company's decision to accelerate principal payments on the ESOP and MSBP was based on what the Board of Directors of the Company believed to be an opportunity to take advantage of a time period when the Company's common stock was trading at or below peer and historical values. The Company recognized compensation expense each period under the plans. This expense was directly tied to the price of the Company's common stock. By accelerating principal payments under the plan there will be no compensation expense in the future related to these plans. Operating earnings, had the charge not been made, would have been $273,000 after taxes in the first quarter of 2001. This indicates that the Company's operating earnings improved in the first quarter of 2002, over the same period last year, prior to the one time charge, by 33.3%.

Net Interest Income - Net interest income for the three-month period ended March 31, 2002 increased from $2.2 million in 2001 to $2.4 million for the same period in 2002. Interest expense on deposit accounts decreased $1.1 million to $1.6 million for the three-month period ended March 31, 2002 from $2.7 million for the same period in 2001. The decrease is due primarily to the overall decline in interest rates during 2001. The asset sensitivity in the short-term on the Bank's balance sheet provides for a decline in net interest income over a period of less than six months, during a declining rate environment. During the second six-month period of a twelve-month cycle, the balance sheet sensitivity reverses to become liability sensitive. As a result, in most cases, the decline of the first six-months is reversed. The secondary reason for the decline is a shift from higher cost time deposits to lower cost transaction accounts. The recovery from the declines in interest rates, when combined with the shift in deposit categories, increased the operating margins in the quarter ending March 31, 2002 over the quarter ending March 31, 2001.

Provision for Loan Losses - The Bank's provision for loan losses increased for the three-month period ended March 31, 2002, compared to the same period in 2001, increasing to $386,250 from $236,055. The loan loss provision increase was due to the increasing balance in the loan portfolio and in consideration of a $305,000 charge-off of a commercial loan during the first quarter of 2002. At March 31, 2002, the allowance for loan losses to the loan portfolio was 1.14%. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard for the period ending March 31, 2002 totaled $3.4 million and for the period ending December 31, 2001 substandard loans totaled $3.8 million. Loans classified as doubtful for the period ending March 31, 2002 totaled $259,245 and for the period ending at December 31, 2001 doubtful loans totaled $185,407. Non-accrual loans increased from $57,000 at December 31, 2001 to $407,931 at March 31, 2002. Net charge-offs during the period ending March 31, 2002 totaled $416,055, representing 0.22% of net loans outstanding.

Other Income - Service charges on deposit accounts increased 4.5% from $163,841 at March 31, 2001 to $171,170 for the same three-month period ending March 31, 2002. Other income for the three-month period ending March 31, 2002 includes a net gain on the sale of other real estate of $59,517 attributable to a sale of property previously purchased for future branch expansion. Other miscellaneous fee income increased from $82,487 in the quarter ending March 31, 2001 to $157,563 for the quarter ending March 31, 2002. This increase of $75,076, or 91.0%, is due to the increasing number of transaction accounts. Included in this income category are fees charged for automated teller machine usage (ATM), and services provided through UVEST (an independent discount brokerage and investment planning service that provides services to customers of the Bank). Additionally, other income includes income on Bank owned life insurance of $56,933.

Other Expenses - Other expenses for the three-month period ended March 31, 2002 decreased 20.4% from $2.3 million for the three-month period ended March 31, 2001 to $1.9 million for the same period in 2002, a decrease of $476,575. Salaries and employee benefits decreased to $1.0 million for the three-month period ended March 31, 2002 compared to $1.6 million during the same three-month period in 2001, a decrease of $506,000. This decrease in 2002 is primarily due to the acceleration of the principal payments on the ESOP and the MSBP. As previously discussed, this was a one time pretax charge to earnings of $492,500 in the first quarter of 2001.

Liquidity - The Bank's short-term liquidity was 15.21% on March 31, 2002. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $20 million at March 31, 2002 with $5.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Other Significant Events - The Company, through it's newly formed subsidiary CCF Capital Trust I, issued $4.0 million of 30- year maturity five-year callable Capital Securities on February 1, 2002. These securities are backed by long-term subordinated debentures of the Company and pay at a rate of prime plus 0.75% adjusted quarterly. At March 31, 2002, the rate payable by the Company was 5.50%. The Company received $4 million in gross proceeds and $3.72 million in net proceeds from this transaction. The Company used $2.5 million of the proceeds to payoff its short-term debt and infused $900,000 into the Bank.

As noted in the Net Income (Loss) section, in February 2001, the Company accelerated the principal payments associated with its internally leveraged ESOP and the MSBP. The Company has recorded a one time pretax charge against first quarter 2001 earnings of approximately $492,500 in connection with this transaction. As noted, the decision to accelerate the payments at this time was based on what the Board of Directors of the Company viewed as an opportunity to take advantage of a time period when the Company's stock was trading at or below peer and historical values. The compensation expense recognized by the Company each period, as a result of the plans, was directly tied to the price of the Company's stock in that period. The acceleration of payments to the plans does not alter the vesting period of the plans' participants, but does allow the Company to lock in the expense at the period's comparatively low stock price, rather than at a level tied to the future price of the stock over the remaining life of the plans. While it is impossible to foresee the exact impact this transaction will have on the compensation expense of the Company in future periods, it is the Company's belief that this change will be financially beneficial to the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         NONE

Item 2.  Changes in Securities and Use of Proceeds.

         Recent Sales of Unregistered Securities

         On February 1, 2002, the Company completed a private placement of $4,000,000 of floating rate trust preferred securities (the "Capital Securities"). In that offering:

         (1) The Company organized CCF Capital Trust I, a Delaware statutory business trust (the "Trust"). The Trust is governed by an Amended and Restated Trust Agreement dated February 1, 2002, by and among the Company, Wilmington Trust Company, as Depositor and Delaware Trustee (the "Trustee"), and the administrators of the Trust named in the Amended and Restated Trust Agreement.

         (2) The Company issued and sold to the Trust approximately $4,125,000 in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture dated as of February 1, 2002, by and between the Company and Wilmington Trust Company, as the Indenture Trustee (the "Indenture").

         (3) The Trust issued and sold to outside investors $4,000,000 of Capital Securities with a maturity date of March 31, 2032 and a liquidation value of $50,000 per Capital Security.

         (4) The Trust issued and sold to the Company $125,000 of its common securities, making the Company the only holder of the Trust's common securities.

         (5) The Trust used the proceeds from the sale of the Capital Securities and the common securities to purchase the junior subordinated debentures from the Company.

         (6) Under a Guarantee Agreement dated as of February 1, 2002, by and between the Company, as guarantor, and Wilmington Trust Company, as the Guarantee Trustee, the Company fully and unconditionally guaranteed the payments of all amounts due on the Capital Securities, except that the Company's guarantee is limited to the extent the Trust actually has funds available for payment of distributions and does not apply where the Trust does not have sufficient funds to make payments on the preferred capital securities.

         Both the junior subordinated debentures that the Company issued and the Capital Securities and common securities that the Trust issued bear interest at a floating rate equal to the prime rate of interest as announced in the Money Rates section of Eastern Edition of The Wall Street Journal plus 75 basis points, payable quarterly on the last business day of each March, June, September and December, with a maturity of December 31, 2031. When the Company makes principal and interest payments to the Trust, as the holder of the junior subordinated debentures, the Trust, in turn, makes payments of principal and interest to holders of the Capital
         Securities and common securities.

         The Company received $4,000,000 of gross proceeds from the transaction, and $3,720,000 in net proceeds. The Capital Securities were issued and sold only to "accredited investors", as such term is defined in Rule 501(a) promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"). The Company and the Trust relied on the exemption from registration provided by
         Section 4(2) of the Securities Act in reliance upon Rule 506 of Regulation D thereunder.

Item 3.  Defaults upon Senior Securities.
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8-K
         (a) The following exhibits are filed with this report (numbered to correspond to Item 601 of Regulation S-B, as promulgated by the Securities and Exchange Commission):
             10.1  Employment agreement with David B. Turner.
             10.2  Employment agreement with Leonard A. Moreland
             10.3  Change of control severance agreement with Richard Florin.
             10.4  Change of control severance agreement with John C. Bowdoin
             10.5  Change of control severance agreement with John Westervelt.
             10.6  Change of control severance agreement with Edith Stevens.
             10.7  Change of control severance agreement with Mary Jo Rogers.
             10.8 Amended and Restated Trust Agreement, dated as of February 1, 2002, among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein.
             10.9 Junior Subordinated Indenture, dates as of February 1, 2002, between the Company and Wilmington Trust Company, as Trustee.
             10.10 Series A Floating Rate Junior Subordinated Debentures,
                   due March 31, 2032, by the Company, as maker. 10.11 Guarantee Agreement, dated as of February 1, 2002, between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.
             10.11 Guarantee Agreement, dated as February 1, 2002, between the
                   Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.
         (b) (1) Current report on Form 8-K filed on February 4, 2002, reporting the issuance and sale of $4 million aggregate amount of floating rate trust preferred securities.

                       CCF HOLDING COMPANY AND SUBSIDIARY

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CCF HOLDING COMPANY


     Date:  May 14, 2002                      BY: /s/ David B. Turner
                                                 ------------------------
                                                    David B. Turner
                                                     President and
                                                 Chief Executive Officer

     Date:  May 14, 2002                      BY: /s/ Mary Jo Rogers
                                                  -----------------------
                                                    Mary Jo Rogers
                                                  Sr. Vice President and
                                                  Chief Financial Officer

INDEX OF EXHIBITS



10.1     Employment agreement with David B. Turner.
10.2     Employment agreement with Leonard A. Moreland
10.3     Change of control severance agreement with Richard Florin.
10.4     Change of control severance agreement with John C. Bowdoin
10.5     Change of control severance agreement with John Westervelt.
10.6     Change of control severance agreement with Edith Stevens.
10.7     Change of control severance agreement with Mary Jo Rogers.
10.8 Amended and Restated Trust Agreement, dated as of February 1, 2002, among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein.
10.9 Junior Subordinated Indenture, dates as of February 1, 2002, between the Company and Wilmington Trust Company, as Trustee.
10.10 Series A Floating Rate Junior Subordinated Debentures, due March 31, 2032, by the Company, as maker.
10.11 Guarantee Agreement, dated as of February 1, 2002, between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.