Form 10QSB
period 2002-06-30
CCF HOLDING CO
filed 2002-08-12
CIK 943033

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     June 30, 2002
                                    -------------

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                                ------------    --------------

Commission file number: 0-25846

                               CCF HOLDING COMPANY
                          -----------------------------
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

Number of shares outstanding of each of the issuer's classes of common equity:
At July 29, 2002, 977,783 shares of the registrant's common stock were outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes               No     X
    --------         --------

FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

    Item 1.  Financial Statements:

        Consolidated Balance Sheets as of
        June 30, 2002 and December 31, 2001 ...............................    1

        Consolidated Statements of Earnings
        For the Three-months and Six-months Ended
        June 30, 2002 and June 30, 2001 ...................................    2

        Consolidated Statements of Comprehensive Income
        For the Three-months and Six-months Ended
        June 30, 2002 and June 30, 2001 ...................................    3

        Consolidated Statements of Cash Flows
        For the Six-months Ended
        June 30, 2002 and June 30, 2001 ...................................    4

        Notes to Consolidated Financial Statements ........................    5

    Item 2.  Management's Discussion and Analysis or Plan of
        Operation...........................................................   7


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ............................................   11

    Item 2.  Changes in Securities ........................................   11

    Item 3.  Defaults upon Senior Securities ..............................   11

    Item 4.  Submission of Matters to a Vote of Security Holders ..........   11

    Item 5.  Other Information ............................................   11

    Item 6.  Exhibits and Reports on Form 8-K .............................   11

Signatures ................................................................   14

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       CCF HOLDING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheets
                                     Assets

                                                                       June 30,      December 31,
                                                                         2002            2001
                                                                         ----            ----
                                                                     (Unaudited)       (Audited)

Cash and due from banks                                              $   9,329,331        6,526,611
Interest-bearing deposits in other financial institutions                1,418,738          262,282
Federal funds sold                                                       1,093,726        5,210,000
                                                                         ---------        ---------
       Cash and cash equivalents                                        11,841,795       11,998,893

Investment securities available for sale                                27,008,499       37,357,827
Loans, net                                                             193,859,904      185,655,858
Premises and equipment, net                                              7,034,107        7,517,211
Federal Home Loan Bank stock, at cost                                      880,000          880,000
Accrued interest receivable                                              1,246,677        1,374,672
Cash surrender value of life insurance                                   3,182,907        1,475,608
Other assets                                                             1,871,928        1,540,415
                                                                         ---------        ---------

               Total assets                                          $ 246,925,817      247,800,484
                                                                       ===========      ===========

                               Liabilities and Stockholders' Equity

Deposits:
       Noninterest-bearing deposits                                  $  20,798,440       18,085,791
       Interest bearing demand deposits                                 73,918,242       73,860,275
       Savings accounts                                                  6,979,750        6,462,333
       Time deposits less than $100,000                                 87,074,320       91,407,010
       Time deposits greater than $100,000                              27,733,424       27,438,706
                                                                        ----------       ----------

             Total deposits                                            216,504,176      217,254,115

Securities sold under agreement to repurchase                            2,958,523        2,415,542
Line of credit                                                                   -        2,500,000
Federal Home Loan Bank advances                                          5,000,000        8,000,000
Long term debt                                                           4,000,000                -
Other liabilities                                                        1,742,207        1,817,630
                                                                       -----------       ----------
             Total liabilities                                         230,204,906      231,987,287
                                                                       -----------      -----------
Commitments
Stockholders' Equity:

       Preferred stock, no par value; 1,000,000 shares
           authorized; none issued and outstanding                             -                -
       Common stock, $.10 par value, 4,000,000 shares
           authorized; 977,783 issued and outstanding in
           2002; 979,206 shares issued and outstanding in                   97,778           97,920
           2001.
       Additional paid-in capital                                        9,055,176        9,094,026
       Retained earnings                                                 7,243,135        6,371,172
       Accumulated other comprehensive income                              324,822          250,079
                                                                         ----------      ----------

             Total stockholders' equity                                 16,720,911       15,813,197
                                                                         ----------      ----------

             Total liabilities and stockholders' equity              $ 246,925,817      247,800,484
                                                                       ===========      ===========


          See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                                    Three-months Ended         Six-months Ended
                                                                       June 30,                     June 30,
                                                                   -------------------         -----------------
                                                                    2002          2001         2002         2001
                                                                    ----          ----         ----         ----
Interest and dividend income:
     Interest and fees on loans                                  $ 3,686,022     4,284,762    7,337,465    8,609,556
     Interest bearing deposits in other financial                     63,351       136,611      111,420      316,372
         institutions

     Interest and dividends on taxable investment                    267,203       445,417      560,573      935,999
         securities

     Interest on nontaxable investment securities                     46,739        41,397       91,919       81,721
                                                                  ----------     ---------    ---------    ---------
                Total interest and dividend income                 4,063,315     4,908,187    8,101,377    9,943,648
                                                                  ----------     ---------    ---------    ---------

Interest expense

     Deposit accounts                                              1,489,058     2,494,266    3,086,934    5,234,597
     Other borrowings                                                 87,531        61,080      167,415      131,575
                                                                  ----------     ---------    ---------    ---------

                Total interest expense                             1,576,589     2,555,346    3,254,349    5,366,172
                                                                  ----------     ---------    ---------    ---------

                Net interest income                                2,486,726     2,352,841    4,847,028    4,577,476

Provision for loan losses                                            266,250       186,396      652,500      422,451
                                                                  ----------     ---------    ---------    ---------
                Net interest income after provision
                  for loan losses                                  2,220,476     2,166,445    4,194,528    4,155,025

Other income:
     Service charges on deposit accounts                             198,496       179,303      369,666      343,509
     Gain on sale of loans                                            48,575         6,655       45,379       31,574
     Gain on sale of investment securities                             2,781         3,318       29,947        5,658
     (Loss) gain on sale of other real estate owned                      (35)            -       59,482            -

     Other                                                           147,629        82,157      305,191      164,644
                                                                  ----------     ---------    ---------    ---------
                Total other income                                   397,446       271,433      809,665      545,385
                                                                  ----------     ---------    ---------    ---------

Other expenses:
     Salaries and employee benefits                                1,041,644     1,092,978    2,088,950    2,646,626
     Occupancy                                                       398,801       367,820      802,850      729,431
     Other                                                           434,322       434,433      840,945      854,093
                                                                  ----------     ---------    ---------    ---------
                Total other expenses                               1,874,767     1,895,231    3,732,745    4,230,150
                                                                  ----------     ---------    ---------    ---------

Earnings before income taxes                                         743,155       542,647    1,271,448      470,260
                                                                  ----------     ---------    ---------    ---------

Income tax expense                                                   235,485       160,432      399,485      125,852
                                                                  ----------     ---------    ---------    ---------

                Net earnings                                     $   507,670       382,215      871,963      344,408
                                                                  ==========     =========    =========    =========

Basic earnings per share                                     $          0.52          0.39         0.89         0.35
                                                                  ==========     =========    =========    =========

Diluted earnings per share                                   $          0.48          0.38         0.83         0.35
                                                                  ==========     =========    =========    =========



                                 See accompanying notes to consolidated financial statements.


                       CCF HOLDING COMPANY AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                Three-months Ended               Six-months Ended
                                                     June 30,                        June 30,
                                            ---------------------------    -----------------------------
                                               2002           2001            2002             2001
                                            -----------    ------------    -----------      ------------
Net earnings                            $      507,570         382,215        871,963           344,408

Other comprehensive income, net of tax:

   Unrealized holding gains on
       investment securities
       available for sale:                     318,171          33,204        150,500           410,624
Associated benefit                            (120,905)        (12,604)       (57,190)         (155,873)

Reclassification adjustment for gains
     included in earnings                       (2,781)         (3,318)       (29,947)           (5,658)
Associated taxes                                 1,057           1,259         11,380             2,148
                                            -----------    ------------    -----------      ------------


Other comprehensive income                     195,542          18,541         74,743           251,241
                                            -----------    ------------    -----------      ------------


Comprehensive income                    $      703,112         400,756        946,706           595,649
                                            ===========    ============    ===========      ============


          See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six-months Ended
                                                                                            June 30,
                                                                                -------------------------------
                                                                                     2002              2001
                                                                                --------------    -------------
Cash flows from operating activities:
     Net  earnings                                                              $     871,963          344,408
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                                    652,500          422,451
         Depreciation, amortization, and accretion, net                               410,098           83,585
         Compensation expense related to MSBP                                               -           86,034
         ESOP shares allocated                                                              -          406,414
         Net gain on sale of investment securities                                    (29,947)          (5,658)
         Net gain on sale of real estate owned                                        (59,482)               -
         Net gain on sale of loans                                                    (45,379)         (31,574)
         Increase in cash surrender value of life insurance                          (132,299)         (39,556)
         Decrease in accrued interest receivable                                      127,995          239,522
         Increase in other assets                                                    (213,833)        (636,846)
         (Decrease) increase in other liabilities                                     (75,423)         619,915
                                                                                --------------    -------------
              Net cash provided by operating activities                             1,506,193        1,488,695
                                                                                --------------    -------------

Cash flows from investing activities:

     Proceeds from maturities and paydowns on investment securities-               17,541,586       31,000,000
         available for sale
     Purchases of investment securities available for sale                         (9,211,090)     (26,680,374)
     Proceeds from sales of investments securities available for sale               2,043,990        3,700,000
     Loan originations, net                                                       (18,426,651)     (17,531,275)
     Proceeds from sale of real estate owned                                          217,153                -
     Proceeds from sale of loans                                                    9,860,776       12,900,546
     Proceeds invested in life insurance contracts                                 (1,575,000)               -
     Proceeds from insurance policies related to fire                                       -            4,538
     Purchases of premises and equipment                                             (368,104)        (692,899)
                                                                                --------------    -------------
              Net cash provided in investing activities                                82,660        2,700,536
                                                                                --------------    -------------

Cash flows from financing activities:

     Net (decrease) increase in deposit accounts                                     (749,939)      14,949,741
     Net increase in securities sold under agreements to repurchase                   542,981        1,205,049
     Repayment of Federal Home Loan Bank advances                                  (3,000,000)               -
     Repayment of line of credit                                                   (2,500,000)               -
     Proceeds from the issuance of long term debt                                   4,000,000                -
     Dividends paid                                                                         -          (74,406)
     Common stock issued - options exercised                                            4,000                -
     Common stock repurchased and retired                                             (42,993)         (40,865)
                                                                                --------------    -------------
         Net cash (used in) provided by financing activities                       (1,745,951)      16,039,519
                                                                                --------------    -------------

         (Decrease) increase in cash and cash equivalents                            (157,098)      20,228,750

     Cash and cash equivalents at beginning of period                              11,998,893        8,547,420
                                                                                --------------    -------------

     Cash and cash equivalents at end of period                                 $  11,841,795       28,776,170
                                                                                ==============    =============

     Supplemental disclosure of cash flow information:

         Interest paid                                                          $   3,145,441        5,315,674
                                                                                ==============    =============
         Income taxes paid                                                      $     518,592           98,780
                                                                                ==============    =============

          See accompanying notes to consolidated financial statements.

                       CCF HOLDING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

The consolidated financial statements for the three- and six-month periods ended June 30, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

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

                    For the three-months ended June 30, 2002

                                                                 Net               Common            Per Share
                                                              Earnings             Shares              Amount
                                                            --------------     ---------------    ---------------

Basic earnings per share                                         $507,670             978,142              $0.52

Effect of dilutive common stock:
     Stock options                                                                     68,350              (0.04)
                                                            --------------     ---------------    ---------------
Diluted earnings per share                                       $570,670           1,046,492              $0.48
                                                            ==============     ===============    ===============


                    For the three-months ended June 30, 2001

                                                                 Net               Common            Per Share
                                                              Earnings             Shares              Amount
                                                            --------------     ---------------    ---------------

Basic earnings per share                                         $382,215             979,407              $0.39

Effect of dilutive common stock:
     Stock options                                                                     18,493              (0.01)
                                                            --------------     ---------------    ---------------

Diluted earnings per share                                       $382,215             997,900              $0.38
                                                            ==============     ===============    ===============



                     For the six-months ended June 30, 2002

                                                                 Net                Common          Per Share
                                                              Earnings              Shares           Amount
                                                            --------------     ---------------    ---------------

Basic earnings per share                                         $871,963             978,707              $0.89

Effect of dilutive common stock:
     Stock options                                                                     65,814              (0.06)
                                                            --------------     ---------------    ---------------

Diluted earnings per share                                       $871,963           1,044,521              $0.83
                                                            ==============     ===============    ===============



                     For the six-months ended June 30, 2001

                                                                 Net               Common             Per Share
                                                              Earnings             Shares              Amount
                                                            --------------     ---------------    ---------------

Basic earnings per share                                         $344,408             973,901              $0.35

Effect of dilutive common stock:
     Stock options                                                                     15,871                  -
                                                            --------------     ---------------    ---------------

Diluted earnings per share                                       $344,408             989,772             $ 0.35
                                                            ==============     ===============    ===============

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Assets - The Company's total assets decreased by 0.35%, or $874,667, from $247.8 million at December 31, 2001 to $246.9 million at June 30, 2002. Net loans increased 4.47% to $193.9 million at June 30, 2002, up $8.3 million from $185.6 million at December 31, 2001. The Company's loan growth includes approximately $6.0 million in commercial loans and $3.2 million in residential construction loans partially offset by a reduction in the mortgage loan portfolio of $2.5 million attributed to payoffs. The impact of loan growth on total assets has been offset by a reduction in the investment securities portfolio of $10.3 million, or 27.70% since December 31, 2001. The reduction in the investment securities portfolio primarily relates to securities that were called and the related funds were reinvested in loans. The Company's wholly-owned subsidiary, Heritage Bank (the "Bank") owned life insurance asset increased from $1.5 million at December 31, 2001 to $3.2 million at June 30, 2002.

Liabilities - Total deposits at June 30, 2002 were $216.5 million, a decrease of $749,939, or 0.35%, from $217.3 million at December 31, 2001. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased $2.8 million, or 3.01%, from $91.9 million at December 31, 2001 to $94.7 million at June 30, 2002, of this, $2.7 million was an increase in non-interest bearing accounts. The Bank, a commercial bank chartered by the state of Georgia, continues to stress transaction account growth in its marketing strategy. Time and savings deposits decreased during the six-month period from $125.3 million at December 31, 2001, to $121.8 million at June 30, 2002, a decrease of 2.81%, or $3.5 million. The Company retired its line of credit of $2.5 million in February 2002, with funds from the issuance of trust preferred securities, or capital securities, issued by its subsidiary, CCF Capital Trust
I. The Company received gross proceeds of $4 million from the sale of the capital securities, and net proceeds of $3.75 million. The capital securities qualify for tier 1 capital for regulatory capital purposes and are reported as a long-term debt obligation of the Company. The proceeds from the sale of the capital securities were used to retire the previously mentioned short-term line of credit of $2.5 million. In addition, $900,000 of the proceeds was infused as capital to the Bank. The remainder of the proceeds will be maintained in cash for future needs, including for the purpose of providing additional capital to the Bank.

Stockholders' Equity - Total stockholders' equity increased $907,714, or 5.74%, from $15.8 million at December 31, 2001 to $16.7 million at June 30, 2002. This increase was the result of the Company's net income for the period of $871,963, and the increase in accumulated other comprehensive income. The ratio of stockholders' equity as a percentage of total assets was 6.77% at June 30, 2002 and 6.38% at December 31, 2001. Book value per share increased from $16.15 at December 31, 2001 to $17.10 at June 30, 2002.

Comparison of Operating Results for the Three- and Six-months Ended June 30, 2002 and June 30, 2001

Net Income - The Company had net income of $507,670 for the three-month period ended June 30, 2002 compared to net income of $382,215 over the same three-month period in 2001. This represented an increase in net income of $125,455, or 32.82%. During the six-month period, net income increased by $527,555, or 153.18%, from $344,408 in the six-months ended June 30, 2001 to $871,963 in the six-months ended June 30, 2002. The change in net income was primarily due to a decrease in net income for the 2001 period resulting from the acceleration of principal payments on the ESOP and the MSBP, both internally leveraged plans. The pre-tax charge to first quarter 2001 earnings was $492,500 in connection with this transaction and is included in salary and employee benefit expense. The Company's decision to accelerate principal payments on the plans was based on what the Board of Directors of the Company believed to be an opportunity to take advantage of a time period when the Company's common stock was trading at or below peer and historical values. Previously, the Company recognized compensation expense each period under the plans. This expense was directly tied to the price of the Company's common stock. By accelerating principal payments under the plans there has been and will be no compensation expense in periods following the acceleration, related to these plans. Net Income, had the charge not been made, would have been approximately $673,000. This indicates that the Company's operating earnings improved by 29.56% in the six months ended June 30, 2002 compared to the same period in 2001, prior to compensation expense related to the MSBP and ESOP.

Net Interest Income - Net interest income for the six-month period ended June 30, 2002 increased $269,552, or 5.89%, from $4.58 million in 2001 to $4.85 million for the same period in 2002. The increase in the net interest income is attributed to the relative decline in interest expense as compared to interest income during the period. Interest expense on deposit accounts decreased $2.15 million, or 41.03%, during the six-month period ending June 30, 2002 over the six-month period ending June 30, 2001. This decrease is due in part to the restructuring of the deposit account balances with average time deposit balances decreasing in the twelve-month period from June 30, 2001 to June 30, 2002, by $12.79 million or 9.57%. The remainder of the decrease in interest expense is attributed to the decline in interest rates during the period.

The asset sensitivity in the short-term on the Bank's balance sheet provides for a decline in net interest income over a period of less than six months, during a declining rate environment. During the second six-month period of a twelve-month cycle, the balance sheet sensitivity reverses to become liability sensitive. As a result, in most cases, the decline of the first six-months is reversed. The secondary reason for the decline is a shift from higher cost time deposits to lower cost transaction accounts. The recovery from the declines in interest rates, when combined with the shift in deposit categories, increased the operating margins in the six-month period ending June 30, 2002 over the six-month period ending June 30, 2001.

Provision for Loan Losses - The Bank's provision for loan losses increased $230,049 for the six-month period ended June 30, 2002, compared to the same period in 2001, increasing to $652,500 from $422,451. The loan loss provision increase was due to the increasing balance in the loan portfolio and in consideration of a $305,000 charge-off of a commercial loan during the first quarter of 2002. At June 30, 2002, the allowance for loan losses to the loan portfolio was 1.19% as compared to 1.14% at December 31, 2001. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard at June 30, 2002 totaled $2.27 million and at December 31, 2001 substandard loans totaled $3.8 million. Loans classified as doubtful at June 30, 2002 totaled $179,107 and at December 31, 2001 doubtful loans totaled $185,407. Non-accrual loans increased from $57,000 at December 31, 2001 to $311,945 at June 30, 2002. Net charge-offs during the period ending June 30, 2002 totaled $485,896, representing 0.25% of net loans outstanding.

Other Income - Service charges on deposit accounts increased 7.61% during the six-months ended June 30, 2002 from $343,509 at June 30, 2001 to $369,666 at June 30, 2002. This increase is attributed primarily to the rising number of transaction accounts. Other miscellaneous fee income increased from $164,644 in the six-month period ending June 30, 2001 to $305,191 for the six-month period ending June 30, 2002. This increase of $140,547, or 85.36%, is due primarily to an increase in income on Bank owned life insurance of $65,079, which increased from $39,556 at June 30, 2001 to $104,635 at June 30, 2002. Additionally, there was an increase of $13,993, or 23.74%, in miscellaneous fee income also attributed to the growing number of transaction accounts from $58,919 at June 30, 2001 to $72,912 at June 30, 2002.

Other income for the six-month period ending June 30, 2002 included $45,379 from gain on sale of loans. This includes a gain on sale of a loan guaranteed by the Small Business Administration (SBA) of $44,000. Other income for the six-month period ending June 30, 2002 also includes a net gain on the sale of other real estate of $59,517, which was reported in earnings at March 31, 2002. This gain is attributable to a sale of property previously purchased for future branch expansion.

Other Expenses - Other expenses for the six-month period ended June 30, 2002 decreased $497,406, or 11.76%, from $4.2 million for the six-month period ended June 30, 2001 to $3.7 million for the same period in 2002. Salaries and employee benefits decreased to $2.1 million for the six-month period ended June 30, 2002 compared to $2.6 million during the same six-month period in 2001, a decrease of $557,677 or 21.07%. As previously discussed, this decrease was primarily due to the acceleration of the principal payments on the ESOP and the MSBP which resulted in a one time pretax charge to earnings of $492,500 recognized in the first quarter of 2001.

Liquidity and Capital Resources - The Bank's short-term liquidity was 9.79% on June 30, 2002. The Bank is required to maintain minimum levels of liquid assets as defined by the State of

Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $20 million at June 30, 2002 with $5.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank's liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk - Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2002, the Bank had issued commitments to extend credit of $20.5 million through various types of lending arrangements, of which $2.0 million was at fixed rates and $18.5 million was at variable rates. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Other Significant Events - The Company, through it's subsidiary CCF Capital Trust I, issued $4.0 million of 30- year maturity five-year callable Capital Securities on February 1, 2002. These securities are backed by long-term subordinated debentures of the Company and pay at a rate of prime plus 0.75% adjusted quarterly. At June 30, 2002, the rate payable by the Company was 5.50%. The Company received $4 million in gross proceeds and $3.75 million in net proceeds from this transaction. The Company used $2.5 million of the proceeds to payoff its short-term debt and infused $900,000 into the Bank

As noted in the Net Income section, in February 2001, the Company accelerated the principal payments associated with its internally leveraged ESOP and the MSBP. The Company has recorded a one time pretax charge against first quarter 2001 earnings of approximately $492,500 in connection with this transaction. As noted, the decision to accelerate the payments at this time was based on what the Board of Directors of the Company viewed as an opportunity to take advantage of a time period when the Company's stock was trading at or below peer and historical values. The compensation expense recognized by the Company each period, as a result of the plans, was directly tied to the price of the Company's stock in that period. The acceleration of payments to the plans does not alter the vesting period of the plans' participants, but does allow the Company to lock in the expense at the period's comparatively low stock price, rather than at a level tied to the future price of the stock over the remaining life of the plans. While it is impossible to foresee the exact impact this transaction will have on the compensation expense of the Company in future periods, it is the Company's belief that this change will be financially beneficial to the Company.

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

Item 2.  Changes in Securities and Use of Proceeds.
         NONE

Item 3.  Defaults upon Senior Securities.
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 2001 Annual Meeting of Stockholders on May 16, 2002. Two matters were voted upon and approved at the meeting.

Proposal 1 - Election of Directors. At the Annual Meeting, the stockholders elected the following persons as directors to serve a three-year term expiring at the 2005 Annual Meeting of Stockholders. The results of the voting were as follows:

                           For                       Withheld
                           ---                       --------
David B. Turner            874,273                   93,412
Charles S. Tucker          871,753                   95,932

The stockholders elected one director to serve a one-year term expiring at the 2003 Annual Meeting of Stockholders, the results of the voting were as follows:

                           For                       Withheld
                           ---                       --------
John T. Mitchell           874,273                   93,412

Proposal 2 - Ratification of Porter Keadle Moore, LLP as Independent Auditors of the Company for 2002. At the Annual Meeting, the stockholders approved a proposal to ratify the appointment of Porter Keadle Moore, LLP as the Company's independent auditors for fiscal 2002. The results of the vote were as follows:

For        967,530
Against    0
Abstain    29

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8-K
        (a)   99.1 Certification Pursuant to 18 U.S.C. Section 1350.
        (b)   99.2 Certification Pursuant to 18 U.S.C. Section 1350.

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report on Form 10-QSB of CCF Holding Company (the "Company") for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
B. Turner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David B. Turner

David B. Turner
Chief Executive Officer
August 12, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report on Form 10-QSB of CCF Holding Company (the "Company") for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mary Jo Rogers, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mary Jo Rogers

Mary Jo Rogers
Chief Financial Officer
August 12, 2002

                       CCF HOLDING COMPANY AND SUBSIDIARY


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               CCF HOLDING COMPANY

     Date:    August 12, 2002                      BY:/s/ David B. Turner
                                                      --------------------------
                                                             David B. Turner
                                                             President and
                                                        Chief Executive Officer


     Date:    August 12, 2002                      BY:/s/ Mary Jo Rogers
                                                      --------------------------
                                                             Mary Jo Rogers
                                                         Sr. Vice President and
                                                         Chief Financial Officer