Form 10QSB
period 2002-09-30
CCF HOLDING CO
filed 2002-11-14
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission file number: 0-25846

CCF HOLDING COMPANY
(Exact name of Small Business Issuer as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2173616 (I.R.S. Employer Identification No.)

101 North Main Street
Jonesboro, Georgia 30236
(Address of Principal Executive Offices)

(770) 478-8881
(Issuer’s Telephone Number, Including Area Code)

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

             Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of each of the issuer’s classes of common equity: At October 29, 2002, 977,783 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

FORM 10-QSB

SIGNATURES	13

CERTIFICATIONS	14

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)

Assets
Cash and due from banks	$8,228,802	6,526,611
Interest-bearing deposits in other financial institutions	4,673,110	262,282
Federal funds sold	12,361,073	5,210,000

Cash and cash equivalents	25,262,985	11,998,893

Investment securities available for sale	34,655,290	37,357,827
Loans, net	189,850,273	185,655,858
Premises and equipment, net	6,948,211	7,517,211
Federal Home Loan Bank stock, at cost	880,000	880,000
Accrued interest receivable	1,135,088	1,374,672
Cash surrender value of life insurance	3,237,249	1,475,608
Other assets	1,701,302	1,540,415

Total assets	$263,670,398	247,800,484

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing deposits	$22,278,305	18,085,791
Interest bearing demand deposits	77,916,866	73,860,275
Savings accounts	6,791,823	6,462,333
Time deposits less than $100,000	90,898,339	91,407,010
Time deposits greater than $100,000	29,037,127	27,438,706

Total deposits	226,922,460	217,254,115

Securities sold under agreement to repurchase	2,758,798	2,415,542
Line of credit	—	2,500,000
Federal Home Loan Bank advances	10,000,000	8,000,000
Long term debt	4,000,000	—
Other liabilities	2,495,112	1,817,630

Total liabilities	246,176,370	231,987,287

Commitments
Stockholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 977,783 issued and outstanding in 2002; 979,206 shares issued and outstanding in 2001.	97,778	97,920
Additional paid-in capital	9,055,176	9,094,026
Retained earnings	7,799,378	6,371,172
Accumulated other comprehensive income	541,696	250,079

Total stockholders’ equity	17,494,028	15,813,197

Total liabilities and stockholders’ equity	$263,670,398	247,800,484

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Earnings
(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,

	2002	2001	2002	2001

Interest and dividend income:
Interest and fees on loans	$3,759,269	4,052,520	11,096,734	12,662,080
Interest bearing deposits in other financial institutions	66,526	147,818	177,946	467,377
Interest and dividends on taxable investment securities	260,500	362,403	821,072	1,298,410
Interest on nontaxable investment securities	47,339	42,412	139,259	124,134

Total interest and dividend income	4,133,634	4,605,153	12,235,011	14,552,001

Interest expense
Deposit accounts	1,405,405	2,297,469	4,492,339	7,528,892
Other borrowings	113,718	62,162	281,133	193,738

Total interest expense	1,519,123	2,359,631	4,773,472	7,722,630

Net interest income	2,614,511	2,245,522	7,461,539	6,829,371

Provision for loan losses	266,250	120,000	918,750	542,452

Net interest income after provision for loan losses	2,348,261	2,125,522	6,542,789	6,286,919

Other income:
Service charges on deposit accounts	203,252	186,100	572,919	529,609
Gain on sale of loans	7,648	45,889	53,027	77,462
Gain on sale of investment securities	—	22,678	29,947	28,336
(Loss) gain on sale of other real estate owned	(27,501)	—	7,255	—
Other	188,706	83,939	493,900	248,576

Total other income	372,105	338,606	1,157,048	883,983

Other expenses:
Salaries and employee benefits	1,113,904	1,061,592	3,202,854	3,701,219
Occupancy	409,700	393,673	1,212,550	1,123,106
Other	380,460	443,463	1,196,681	1,304,546

Total other expenses	1,904,064	1,898,728	5,612,085	6,128,871

Earnings before income taxes	816,302	565,400	2,087,752	1,042,031

Income tax expense	260,060	176,330	659,545	302,182

Net earnings	$556,242	389,070	1,428,207	739,849

Basic earnings per share	$0.57	0.40	1.51	0.76

Diluted earnings per share	$0.54	0.39	1.42	0.74

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,

	2002	2001	2002	2001

Net earnings	$556,242	389,070	1,428,207	739,849

Other comprehensive income, net of tax:
Unrealized holding gains on investment securities available for sale:	328,597	272,343	471,791	676,797
Associated taxes	(111,723)	(100,767)	(160,409)	(250,415)

Reclassification adjustment for gains included in earnings	—	(22,678)	(29,947)	(28,336)
Associated taxes	—	8,391	10,182	10,484

Other comprehensive income	216,874	157,289	291,617	408,530

Comprehensive income	$773,116	546,359	1,719,824	1,080,926

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine-months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$1,428,207	739,849
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	918,750	542,452
Depreciation, amortization, and accretion, net	620,496	653,219
Compensation expense related to MSBP	—	86,034
ESOP shares allocated	—	406,414
Net gain on sale of investment securities	(29,947)	(28,336)
Net gain on sale of other real estate owned	(7,255)	—
Net gain on sale of loans	(53,027)	(77,462)
Gain on sale of premises and equipment	(35,182)	—
Increase in cash surrender value of life insurance	(186,641)	(56,458)
Decrease in accrued interest receivable	239,584	298,446
Increase in other assets	(224,903)	(241,809)
Increase in other liabilities	677,482	106,092

Net cash provided by operating activities	3,347,564	2,428,441

Cash flows from investing activities:
Proceeds from maturities and paydowns on investment securities- available for sale	24,443,201	39,671,604
Purchases of investment securities available for sale	(23,587,633)	(34,948,707)
Proceeds from sales of investment securities available for sale	2,043,990	6,733,447
Loan originations, net	(20,137,659)	(26,290,314)
Proceeds from sale of other real estate owned	217,153	—
Proceeds from sale of loans	14,924,385	16,698,805
Proceeds invested in life insurance contracts	(1,575,000)	—
Proceeds from insurance policies related to fire	—	4,538
Purchases of premises and equipment	(393,994)	(1,377,109)
Proceeds from sale of premises and equipment	509,454	—

Net cash (used in) provided by investing activities	(3,556,103)	492,264

Cash flows from financing activities:
Net increase in deposit accounts	9,668,345	7,912,295
Net increase in securities sold under agreements to repurchase	343,256	1,313,968
Proceeds from Federal Home Loan Bank borrowings	2,000,000	—
Repayment of line of credit	(2,500,000)	—
Proceeds from the issuance trust preferred securities	4,000,000	—
Dividends paid	—	(74,406)
Common stock issued – options exercised	4,000	—
Common stock repurchased and retired	(42,970)	(26,265)

Net cash provided by financing activities	13,472,631	9,125,592

Increase in cash and cash equivalents	13,264,092	12,046,297

Cash and cash equivalents at beginning of period	11,998,893	8,547,420

Cash and cash equivalents at end of period	$25,262,985	20,593,717

Supplemental disclosure of cash flow information:

Interest paid	$4,892,440	7,693,684

Income taxes paid	$807,000	281,000

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.       Basis of Presentation

The consolidated financial statements for the three- and nine-month periods ended September 30, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results for the entire year ending December 31, 2002.

2.       Critical Accounting Policies and Estimates

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. The Company’s significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant estimates and assumptions by the Company, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The estimates and assumption used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the estimates and assumptions made, actual results could differ from these estimates and assumptions which could have a material impact on carrying values of assets and liabilities and results of operations.

3.       Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

4.       Earnings per share

Basic earnings per share excludes dilution and is computed by dividing net income by weighted average shares outstanding. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from diluted stock options. The following table sets forth the information as to the calculation of diluted and basic earnings per share:

For the three-months ended September 30, 2002

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$556,242	977,783	$0.57

Effect of dilutive common stock:
Stock options		60,967	(0.03)

Diluted earnings per share	$556,242	1,038,750	$0.54

For the three-months ended September 30, 2001

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$389,070	979,407	$0.40

Effect of dilutive common stock:
Stock options		21,941	(0.01)

Diluted earnings per share	$389,070	1,001,348	$0.39

For the nine-months ended September 30, 2002

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,428,207	978,394	$1.51

Effect of dilutive common stock:
Stock options		64,208	(0.09)

Diluted earnings per share	$1,428,207	1,042,602	$1.42

For the nine-months ended September 30, 2001

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$739,849	975,755	$0.76

Effect of dilutive common stock:
Stock options		25,484	(0.02)

Diluted earnings per share	$739,849	1,001,239	$0.74

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

CCF Holding Company (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this report on Form 10-QSB), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates, and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the adequacy of the Company’s loan loss reserve; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of potential customers to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumers spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that these important factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Critical Accounting Policies

The Company has established various accounting policies that govern the application of generally accepted accounting principles of the United States in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgements and assumptions on the part of management that can have a material impact on the carrying value of assets and liabilities. Management considers such accounting policies to be critical accounting policies. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant use of estimates and assumptions in the preparation of its consolidated financial statements.

Allowance for loan losses is based on management’s opinion of an amount that is adequate to absorb losses in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of current economic conditions. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Assets - The Company’s total assets increased by 6.4%, or $15.9 million from $247.8 million at December 31, 2001, to $263.7 million at September 30, 2002. Net loans increased 2.3% to $189.9 million at September 30, 2002, up $4.2 million from $185.7 million at December 31, 2001. The Company’s loan growth includes approximately $8.5 million in commercial loans and $2.7 million in residential construction loans partially offset by a reduction in the mortgage loan portfolio of $1.7 million attributed to payoffs. The impact of loan growth on total assets has been offset by a reduction in the investment securities available for sale portfolio, which decreased $2.7 million, or 7.2%, from $37.4 million at December 31, 2001 to $34.7 million at September 30, 2002. The reduction in the investment securities available for sale portfolio primarily relates to securities that were called. The Company reinvested the related funds in loans and in federal funds sold, which are funds sold overnight to other banks within the Federal Reserve system. The Company has not reinvested significant funds in the securities portfolio available for sale due to the decline in long-term rates in the bond market. The Company’s wholly-owned subsidiary, Heritage Bank (the “Bank”) owned life insurance asset, the cash surrender value of which increased $1.7 million or 113.3%, from $1.5 million at December 31, 2001 to $3.2 million at September 30, 2002.

Liabilities - Total deposits at September 30, 2002 were $226.9 million, an increase of $9.7 million, or 4.5%, from $217.3 million at December 31, 2001. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased $8.2 million, or 8.97%, from $91.9 million at December 31, 2001 to $100.2 million at September 30, 2002. This increase included a $4.2 million increase in non-interest bearing accounts. The Bank, a commercial bank chartered by the State of Georgia, continues to stress transaction account growth in its marketing strategy. Time and savings deposits increased $125.3 million at December 31, 2001, to $126.7 million at September 30, 2002, an increase of 1.1%, or $1.4 million. The Company retired its line of credit of $2.5 million in February 2002, with funds from the issuance of trust preferred securities, or capital securities, issued by its subsidiary, CCF Capital Trust I. The Company received gross proceeds of $4 million from the sale of the capital securities, and net proceeds of $3.75 million. With certain limitations, the capital securities qualify for tier 1 capital for regulatory capital purposes and are reported as a long term debt obligation of the Company. In addition, $900,000 of the proceeds from the sale of the capital securities was infused as capital into the Bank. The remainder of the proceeds will be maintained in cash for future needs, including for the purpose of providing additional capital to the Bank as needed.

Stockholders’ Equity – Total stockholders’ equity increased $1.7 million, or 10.6%, from $15.8 million at December 31, 2001, to $17.5 million at September 30, 2002. This increase was the result of the Company’s net income for the period of $1.4 million and the increase in accumulated other comprehensive income. The ratio of stockholders’ equity as a percentage of total assets was 6.6% at September 30, 2002 and 6.4% at December 31, 2001. Book value per shareincreased to $17.89 at September 30, 2002, from $16.15 at December 31, 2001.

Comparison of Operating Results for the Three- and Nine-months Ended September 30, 2002 and September 30, 2001

Net Income - The Company had net income of $556,242 for the three-month period ended September 30, 2002, compared to net income of $389,070 for the same three-month period in 2001. This represented an increase in net income of $167,172, or 43.0%. During the nine-month period, net income increased by $688,358, or 93.04%, from $739,849 in the nine-months ended September 30, 2001, to $1.4 million in the nine-months ended September 30, 2002. The change in net income was primarily due to a decrease in net income for the 2001 period resulting from the acceleration of principal payments on the Company’s Employee Stock Ownership Plan (“ESOP”) and Management Stock Bonus Plan (“MSBP”), both internally leveraged plans. The pre-tax charge to first quarter 2001 earnings was $492,500 in connection with this transaction and is included in salary and employee benefit expense. The Company’s decision to accelerate principal payments on the plans was based on what the Board of Directors of the Company believed to be an opportunity to take advantage of a time period when the Company’s common stock was trading at or below peer and historical values. Previously, the Company recognized compensation expense each period under the plans. This expense was directly tied to the price of the Company’s common stock. By accelerating principal payments under the plans there has been and will be no compensation expense related to these plans in periods following the acceleration. Net Income, had the charge not been made, would have been approximately $1.0 million. This indicates that the Company’s operating earnings improved by 41.0% in the nine months ended September 30, 2002 compared to the same period in 2001, prior to compensation expense related to the MSBP and ESOP.

Net Interest Income - Net interest income for the three-month period ended September 30, 2002 increased $368,989, or 16.4% from $2.2 million in 2001 to $2.6 million in 2002. In the nine-month period ended September 30, 2002 net interest income increased $632,168, or 9.3%, from $6.83 million in 2001 to $7.46 million for the same period in 2002. The increase in the net interest income is attributed to the relative decline in interest expense as compared to declines in interest income during the period. Interest expense for the three-month period ended September 30, 2002 decreased $840,508 or 35.6% from $2.4 million in the period ended September 30, 2001 to $1.5 million in the period ended September 30, 2002. Interest expense on deposit accounts decreased $3.0 million, or 40.3%, to $4.8 million during the nine-month period ended September 30, 2002, as compared to $7.7 million during the same period ended September 30, 2001. This decrease is due in part to the restructuring of the deposit account balances with average time deposit balances decreasing in the twelve-month period from September 30, 2001 to September 30, 2002, by $2.69 million or 2.08%. The remainder of the decrease in interest expense is attributed to the decline in interest rates during the period.

The asset sensitivity in the short-term on the Bank’s balance sheet provides for a decline in net interest income over a period of less than six months, during a declining rate environment. Later in the twelve-month cycle, the balance sheet sensitivity reverses to become liability sensitive. As a result, in most cases, the decline in net interest income of the earlier months is reversed. The secondary reason for the decline is a shift from higher cost time deposits to lower cost transaction accounts.

Provision for Loan Losses - The Bank’s provision for loan losses increased $376,298, or 69.4%, for the nine-month period ended September 30, 2002, compared to the same period in 2001, increasing to $918,750 from $542,452. For the three-month period ended September 30, 2002, the provision for loan losses increased $146,250 or 121.9% from $120,000 during the period ended September 30, 2001 to $266,250 during the period ended September 30, 2002. The loan loss provision increase was due to the increasing balance in the loan portfolio and in consideration of a $305,000 charge-off of a commercial loan during the first quarter of 2002. During the third quarter, the Bank recovered a portion of this loan through the borrower’s pledge of additional tangible collateral. This recovery contributed to an improvement at September 30, 2002 in the allowance for loan losses to the loan portfolio to 1.49% as compared to a level of 1.14% at December 31, 2001. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that its allowance for loan losses is adequate. However, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard at September 30, 2002 totaled $939,239 and at December 31, 2001 substandard loans totaled $3.8 million. There were no loans classified as doubtful at September 30, 2002 and at December 31, 2001 doubtful loans totaled $185,407. Non-accrual loans increased from $57,000 at December 31, 2001 to $113,977 at September 30, 2002. Net charge-offs during the period ended September 30, 2002 totaled $196,946, representing 0.1% of net loans outstanding.

Other Income - Service charges on deposit accounts increased 8.2% during the nine-months ended September 30, 2001 from $529,609 to $572,919 during the nine-month period ended September 30, 2002. During the three-month period ended September 30, 2002, service charges on deposit accounts increased $17,152 or 9.2% from $186,100 at September 30, 2001 to $203,252 at September 30, 2002. This increase is attributed primarily to the rising number of transaction accounts. Other miscellaneous fee income increased from $248,576 in the nine-month period ended September 30, 2001 to $493,900 for the nine-month period ended September 30, 2002. This increase of $245,324, or 98.7%, is due primarily to an increase in income on Bank owned life insurance of $102,519, which increased from $56,458 at September 30, 2001 to $158,977 at September 30, 2002. Additionally, there was an increase of $73,036, or 32.0%, from $228,564 at September 30, 2001 to $301,660, at September 30, 2002, in income from miscellaneous fees such as automated teller machine and debit card fees. During the three-month period ended September 30, 2002, other miscellaneous fee income increased $104,767 or 124.8% from $83,930 at September 30, 2001, to $188,706 at September 30, 2002.

Other income for the nine-month period ended September 30, 2002, included $53,027 from gain on sale of loans. This includes a gain on sale of a loan guaranteed by the Small Business Administration of $44,000. Other income for the nine-month period ended September 30, 2002, also includes net gains on the sale of investment securities of $29,947.

Other Expenses - Other expenses for the nine-month period ended September 30, 2002, decreased $516,786, or 8.43%, from $6.1 million for the nine-month period ended September 30, 2001, to $5.6 million for the same period in 2002. For the three-month period ended September 30, 2002, other expenses increased $5,336 or 0.3%. Salaries and employee benefits decreased to $3.2 million for the nine-month period ended September 30, 2002 compared to $3.7 million during the same nine-month period in 2001, a decrease of $498,365 or 13.5%. As previously discussed, this decrease was primarily due to the acceleration of the principal payments on the ESOP and the MSBP which resulted in a one time pretax charge to earnings of $492,500 recognized in the first quarter of 2001. For the three-month period ended September 30, 2002, salaries and employee benefits increased $52,312 or 4.9%, from $1.06 million at September 30, 2001 to $1.11 million at September 30, 2002.

Liquidity and Capital Resources – The Bank’s short-term liquidity was 19.4% on September 30, 2002. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. To supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $20.0 million at September 30, 2002 with $10.0 million drawn. Scheduled loan amortization and maturing investment securities are relatively predictable sources of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk – Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2002, the Bank had issued commitments to extend credit of $23.9 million through various types of lending arrangements, of which $1.0 million was at fixed rates and $22.9 million was at variable rates. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon an extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Other Significant Events - The Company, through its subsidiary CCF Capital Trust I, issued $4.0 million of 30- year maturity five-year callable capital securities on February 1, 2002. These securities are backed by long-term subordinated debentures of the Company and pay at a rate of prime plus 0.75% adjusted quarterly. At September 30, 2002, the rate payable by the Company was 5.50%. The Company received $4.0 million in gross proceeds and $3.75 million in net proceeds from this transaction. The Company used $2.5 million of the proceeds to payoff its short term debt and infused $900,000 in capital into the Bank.

As noted in the Net Income section, in February 2001, the Company accelerated the principal payments associated with its internally leveraged ESOP and the MSBP. The Company has recorded a one time pretax charge against first quarter 2001 earnings of approximately $492,500 in connection with this transaction. As noted, the decision to accelerate the payments was based on what the Board of Directors of the Company viewed as an opportunity to take advantage of a time period when the Company’s stock was trading at or below peer and historical values. Prior to acceleration of the payments the compensation expense recognized by the Company each period, as a result of the plans, was directly tied to the price of the Company’s stock in that period. The acceleration of payments to the plans does not alter the vesting period of the plans’ participants, but does allow the Company to lock in the expense at the period’s comparatively low stock price, rather than at a level tied to the future price of the stock over the remaining life of the plans. While it is impossible to foresee the exact impact this transaction will have on the compensation expense of the Company in future periods, it is the Company’s belief that this change will be financially beneficial to the Company.

ITEM 3.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made know to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

CCF HOLDING COMPANY

Date: November 14, 2002	By:	/s/ DAVID B. TURNER

David B. Turner President and Chief Executive Officer

Date: November 14, 2002	By:	/s/ MARY JO ROGERS

Mary Jo Rogers Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

         I, David B. Turner, President and Chief Executive Officer of CCF Holding Company, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CCF Holding Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ David B. Turner

David B. Turner President and Chief Executive Officer

CERTIFICATIONS

         I, Mary Jo Rogers, Senior Vice President and Chief Financial Officer of CCF Holding Company, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of CCF Holding Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Mary Jo Rogers

Mary Jo Rogers Senior Vice President and Chief Financial Officer