Form 10KSB
period 2002-12-31
CCF HOLDING CO
filed 2003-03-31
CIK 943033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

Commission File No.: 0-25846

CCF Holding Company

(Name of Small Business Issuer in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2173616 (I.R.S. Employer Identification No.)

101 North Main Street Jonesboro, Georgia (Address of Principal Executive Offices)	30236 (Zip Code)

(770) 478-8881
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.10 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year, $17.8 million.

As of March 17, 2003, there were issued and outstanding 1,467,842 shares of the issuer’s common stock.

The registrant’s voting stock trades on The Nasdaq SmallCap Market of The Nasdaq Stock Market under the symbol “CCFH.” The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant’s common stock on March 17, 2003, was $19,192,824.

Transition Small Business Disclosure Format. Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II hereof.

2. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

CCF Holding Company (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond the Company’s control. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; the impact of war or terrorism; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.            Description of Business

General

CCF Holding Company, a Georgia corporation (the “Company”), was organized in March 1995 at the direction of Clayton County Federal Savings and Loan Association (the “Bank”) in connection with the Bank’s conversion from a mutual to stock form of organization (the “Conversion”). In July 1995, the Bank completed its conversion and became a wholly owned subsidiary of the Company. In February 1997, the Bank changed its name to Heritage Bank.

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

Recent Developments

On February 1, 2002, the Company completed the sale, through its subsidiary, CCF Capital Trust I, of $4,000,000 of floating rate capital securities (the “Capital Securities”) with a maturity date of March 31, 2032 and a liquidation value of $50,000 per Capital Security. Interest on the Capital Securities is to be paid on the last business day of each March, June, September, and December. The interest rate is reset quarterly at a rate equal to the prime rate of interest as announced in the Money Rates section of the Eastern Edition of The Wall Street Journal plus 75 basis points. For the quarter ended December 31, 2002, the prime rate was 4.25% and, as a result, the interest rate on the Capital Securities is 5.0%. The Company used the proceeds from this offering to reduce its debt and for general corporate purposes, including providing capital to its subsidiary, Heritage Bank. The securities issued have a 30-year maturity and may be called at par on any interest payment date after the first five years, at the Company’s option.

Market Area

The Bank operates five offices within its primary market area in Clayton, Fayette and Henry Counties, Georgia. This market area is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta’s Hartsfield International Airport. To a much lesser extent, the Bank also makes loans in adjacent Georgia counties. The Bank’s market area is a growing suburban residential community with related growth in retail and commercial development.

Competition

The Bank competes for deposits with financial institutions located in metropolitan Atlanta, super-regional banks, and several relatively new local financial institutions. Loan competition comes from the same sources and from mortgage companies and other lenders.

Many of the Bank’s competitors possess greater financial and marketing resources. The Bank competes for deposit accounts by offering depositor’s competitive interest rates and a high level of personal service. The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Lending Activities

General. The principal lending activity of the Bank has been the origination for its portfolio of adjustable-rate and fixed-rate loans secured by various forms of collateral. The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages of the loan portfolio as of the dates indicated.

	At December 31,

	2002		2001

	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Loan Category
Residential (1-4 family) mortgage	$11,529	5.94%	$13,681	7.27%
Commercial, primarily real estate mortgage	107,366	55.29%	95,321	50.62%
Real estate construction	53,322	27.46%	51,337	27.27%
Consumer and other installment	21,972	11.31%	27,946	14.84%

Total loans receivable	$194,189	100.00%	$188,285	100.00%

Less:
Unamortized loan fees and costs, net	$(366)		$(480)
Allowance for loan losses	(2,854)		(2,149)

Total loans, net	$190,969		$185,656

Loan Maturity Table. The following table sets forth the maturity of the Bank’s loan portfolio at December 31, 2002. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totaled $227 million and $221 million for the years ended December 31, 2002 and December 31, 2001, respectively. Adjustable-rate mortgage loans (“ARMs”) are shown as maturing based on repricing dates.

	December 31, 2002

	One Year	Within One to Five Years	After Five Years	Total

	(Dollars in Thousands)
Residential (1-4 family) mortgage	$2,861	$7,705	$963	$11,529
Commercial, primarily real estate mortgage	31,691	52,071	$23,603	107,366
Real estate construction	48,244	3,606	1,473	53,322
Consumer and other installment	1,605	4,502	15,865	21,972

Total	$84,400	$67,884	$41,905	$194,189

The following tables set forth the dollar amount of all loans due after December 31, 2002, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rate		Adjustable Rate

	Amount	Percent	Amount	Percent	Total

Residential (1-4 family) mortgage	$9,414	81.66%	$2,115	18.34%	$11,529
Commercial, primarily real estate mortgage	75,230	70.07%	32,136	29.93%	107,366
Real estate construction	48,700	91.33%	4,622	8.67%	53,322
Consumer and other installment	19,573	89.08%	2,399	10.92%	21,972

Total	$152,917		$41,272		$194,189

One- to Four-Family Residential Mortgage Loans. The Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank’s primary market area. The Bank originates both adjustable-rate and fixed-rate residential, mortgage loans. The Bank primarily sells its new residential mortgage loans to the Federal National Mortgage Association (“FNMA”) at the time of closing. The Bank also from time to time sells older residential mortgage loans in its loan portfolio in the secondary market. The residential mortgage loans reflected on the balance sheet are primarily loans that have been on the balance sheet of the Bank for more than five years and have paid as agreed.

Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. Almost all of the Bank’s construction loan properties are located in the Bank’s market area and nearby counties.

The Bank makes construction loans to builders on a speculative and pre-sale basis. The Bank makes loans for speculative housing construction to area builders after a background check has been made. Construction loans on one-to- four family properties are limited to a maximum loan-to-value ratio of 80% on presales and 75% on speculative (unsold properties) and have a maximum maturity of 12 months after which the loan can be renewed for up to an additional 12 months. Construction loans on nonresidential properties are generally limited to a maximum loan-to-value ratio of 75% and also have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan.

Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2002, the Bank had $40.1 million in construction loans outstanding secured by unsold properties.

The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by the Bank and whose credit, financial statements, and experience have been approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2002, there was $400,000 outstanding in construction loans to owner/borrowers.

The Bank originated $81.7 million and $119.9 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2002, and December 31, 2001, respectively.

Commercial Loans. The Bank’s commercial loans, which include commercial real estate, represent a growing portion of its lending activities. At December 31, 2002, outstanding commercial loans amounted to $107.4 million. At December 31, 2002, the largest commercial loan had a balance of $2.1 million and was secured by a commercial retail center.

Most of the Bank’s commercial lending activities are in loans secured by commercial properties. Such loans consist primarily of permanent loans secured by small office buildings, apartment buildings, churches, shopping centers and convenience stores. Commercial real estate secured loans are generally originated in amounts up to 75% of the appraised value of the property. An independent appraiser who has been previously approved by the Bank’s Board of Directors determines such appraised value. Commercial real estate loans are generally originated on an adjustable-rate basis with the interest rate adjusting annually and have terms of up to 20 years.

Consumer and Other Installment Loans. Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, watercraft loans, recreational vehicle loans, and home improvement loans. Substantially all of the Bank’s consumer loans have fixed rates of interest.

Loan Underwriting Risks. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction and time to completion. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, it may be necessary for the Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Bank has sought to lessen this risk by limiting construction lending to qualified borrowers in the Bank’s market area and by limiting the number of construction loans outstanding at any time.

Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation or management of the related project or company. If the cash flow from the project or company is reduced, the borrower’s ability to repay the loan may be impaired. The Bank seeks to reduce these risks in a variety of ways, including limiting the size of such loans, analyzing the financial condition of the borrower, accurately assessing the quality of the collateral and assessing the quality of the management of the property securing the loan. The Bank also obtains personal guarantees and appraisals on each property.

Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the collateral and the lack of demand for used collateral.

The retention of ARMs in the Bank’s portfolio helps to reduce the Bank’s exposure to changes in interest rates. However, there are unquantifiable credit risks that could result from potential increased payments to the borrower as a result of the repricing of ARMs. It is possible that during periods of rapidly rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest cost to the borrower. In addition, although ARMs allow the Bank to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest rate sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Bank has no assurance that yields on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

Loan Purchases and Sales. Generally, if the Bank determines that loan sales are desirable for interest rate risk management or other purposes, the Bank may sell its 15 to 30 year conventional loans. The Bank uses standard FNMA documentation for its conventional loans. The Bank sells loans directly to FNMA. Loans are generally sold with servicing retained and without recourse.

The table below indicates the Bank’s origination and sales of loans during the periods indicated.

	Year Ended December 31,

	2002	2001

	(Dollars in Thousands)
Total gross loans receivable at beginning of period	$188,285	$174,045

Loans originated:
Residential (1-4 family) mortgage	9,133	7,342
Commercial, primarily real estate mortgage	141,346	111,642
Real estate construction	81,650	119,970
Consumer and other installment	11,242	11,869

Total loans originated	243,371	250,823

Loans sold:
Residential (1-4 family)	13,960	17,310
Loans purchased	3,747	1,790

Other loan activity:
Loan principal repayments	227,254	221,063

Total gross loans receivable at end of period	$194,189	$188,285

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

	At December 31,

	2002	2001

	(Dollars in Thousands)
Nonperforming loans:
Restructured	$480	$—
Nonaccrual (more than 90 days past due)	217	57

Total nonperforming loans	$698	$57

Ratio of nonperforming loans as a percentage of total loans, net	.36%	.03%
Ratio of nonperforming loans as a percentage of total assets	.27%	.02%

During the years ended December 31, 2002 and December 31, 2001, gross interest income of $36,635 and $3,222, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 2002 and December 31, 2001, was approximately $212,668 and $16,658, respectively.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At December 31,

	2002	2001

	(Dollars in Thousands)
Total average loans outstanding	$193,157	$181,299

Allowance balance (at beginning of period)	$2,149	$1,708
Provisions for loan losses	1,054	662
Charge-offs:
Real Estate	—	—
Commercial	706	61
Consumer	312	212
Recoveries:
Real Estate	—	—
Commercial	659	1
Consumer	10	51

Allowance balance (at end of period)	$2,854	$2,149

Allowance for loan losses as a percent of net loans receivable at end of period	1.47%	1.19%

Net loans charged off as a percent of average loans outstanding	0.18%	0.12%

Ratio of allowance for loan losses to total loans delinquent 90 days or more at end of period	1069%	3770%

Ratio of allowance for loan losses to total loans delinquent 90 days or more and other nonperforming assets at end of period	382%	712%

The allowance is an amount that management has determined to be adequate, through its allowance for loan losses methodology, to absorb losses inherent in existing loans and commitments to extend credit. The allowance is determined through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, delinquency trends, adequacy of collateral, loan concentrations, specific problem loans, and economic conditions that may affect the borrowers’ ability to pay.

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Bank had no real estate owned at December 31, 2002.

Investment Activities

The Bank invests in specified short-term securities, mortgage backed securities, certain other investments and the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank’s mortgage backed securities portfolio consists of participation certificates issued by FNMA and secured by interests in pools of conventional mortgages originated by other financial institutions. The Bank’s equity investment in the FHLB of Atlanta is a requirement of membership and allows the Bank to borrow from the FHLB of Atlanta at favorable overnight and long-term rates. During the years ended December 31, 2002 and 2001, the Company sold $2.0 million and $6.8 million respectively, of available for sale investment securities.

The following table sets forth certain information relating to the Company’s investment securities portfolio at the dates indicated. All of the Company’s securities are classified as available for sale.

	At December 31,

	2002		2001

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and U.S. Government agency obligations	$28,045	$28,311	$33,369	$33,721
Municipal securities	3,556	3,775	3,561	3,593

Total	31,601	32,086	36,930	37,314

Mortgage-backed securities:
FNMA	1,466	1,484	43	44

Total	1,466	1,484	43	44

Total investment and mortgage-backed securities portfolio	$33,067	$33,570	$36,973	$37,358

Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company’s investment and mortgage-backed securities portfolio at December 31, 2002. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of Decemebr 31, 2002

	One Year or Less		One to Five years		Five to Ten years		More than Ten Years		Total

	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Fair Value

	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and U.S. Government agency obligations	$18,017	3.05%	$9,102	3.66%	$927	5.32%	—	—	$28,046	3.32%	$28,312
Mortgage backed-securities	13	3.73%	475	4.61%	978	3.98%	—	—	1,466	7.46%	1,484
Municipal securities (1)	—	—	589	4.87%	2,362	5.11%	$604	3.35%	3,555	4.77%	3,774

Total investment and mortgage-backed securities portfolio	$18,030	3.05%	$10,166	3.77%	$4,267	4.90%	$604	3.35%	$33,067	5.15%	$33,570

   (1)    The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

Source of Funds

General. The major sources of the Bank’s funds for lending and other investment purposes are deposits, scheduled principal repayments, and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank also has access to advances from the FHLB of Atlanta and correspondent banks. In addition, the Company had access to additional funds through the short-term borrowings on its line of credit in 2001. In early 2002, the sale of trust preferred securities eliminated the borrowings and added an additional source of funds from the proceeds of the sale.

Deposits. Customer deposits are attracted principally from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including demand deposit accounts, checking accounts, savings, money market deposit, term certificate accounts, and individual retirement accounts (“IRAs”). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law.

The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity at December 31, 2002.

Maturity	Amount

(Dollars in Thousands)
3 months or less	$6,217
3-6 months	6,252
6-12 months	11,355
Over 12 months	4,602

$28,426

Borrowings. Deposits are the primary source of funds of the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank’s stock in the FHLB of Atlanta and a portion of the Bank’s first mortgage loans and certain other assets. At December 31, 2002, the Bank had outstanding FHLB advances of $5 million. The Company had as an additional source of cash at December 31, 2001, a line of credit outstanding with a correspondent bank. As these funds are drawn, they are infused to the Bank as capital. At December 31, 2001, the Company had $2.5 million drawn on this line of credit. The line of credit was repaid and closed February 2, 2002, with the funds received from the sale of floating rate capital securities. Replacing this line of credit is a line of credit with a correspondent bank for $1.0 million. Total available lines of credit at December 31, 2002, were $35.5 million with $5.0 million drawn.

Subsidiary Activity

The Bank, which is chartered under the laws of the State of Georgia, is a wholly-owned subsidiary of the Company. The Bank has one wholly owned subsidiary, CCF Financial Services, Inc. CCF Financial Services, Inc., a Georgia corporation, was formed in 1996 and has remained inactive since that time. CCF Capital Trust I, a subsidiary of the Company, was created in February 2002 for the sole purpose of issuing $4.0 million in trust-preferred securities.

Personnel

As of December 31, 2002, the Bank had 87 full-time and nine part-time employees. The Company does not have any employees other than officers who also are employees of the Bank. A collective bargaining group does not represent the Bank’s or the Company’s employees.

Supervision and Regulation

Set forth below is a brief description of certain laws, which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and with the Georgia Department of Banking and Finance (the “GDBF”) under the Georgia Bank Holding Company Act (the “Georgia BHC Act”). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the Georgia BHC Act, in addition to the regulations of the Federal Reserve and the GDBF.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•          it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•          it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•              it may merge or consolidate with any other bank holding company.

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

In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is presumed to exist, subject to rebuttal, if a person acquires 10% or more but less than 25% of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The Company’s common stock is registered under Section 12 of the Exchange Act. Applicable regulations provide a procedure for challenge of the rebuttable control presumption.

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

The Federal Reserve has determined that the following are among the activities permissible for bank holding companies:

•          factoring accounts receivable;

•          acquiring or servicing loans;

•          leasing personal property;

•          conducting discount securities brokerage activities;

•          performing certain data processing services;

•          acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions; and

•          performing certain insurance underwriting activities

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

New Legislation. Changes to federal law that took effect in March 2000, and new regulations to implement these changes, allow qualifying bank holding companies to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are financial in nature include:

•          securities underwriting;

•          dealing and market making;

•          sponsoring mutual funds and investment companies;

•          insurance underwriting and agency;

•          merchant banking activities; and

•          activities that the Federal Reserve determines to be closely related to banking.

For the Company to qualify to become a financial holding company, its depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” In addition, the Company must file an election with the Federal Reserve to become a financial holding company and give the Federal Reserve 30 days written notice prior to engaging in a permitted financial activity. Although the Company does not have any immediate plans to file such an election, the holding company structure gives the Company the flexibility to make such an election if deemed appropriate in the future.

The federal law that took effect in March 2000 also contains provisions that directly impact the following activities and operations of the Bank:

•         Any insurance activities;

•         The activities of and qualifications for any Bank financial subsidiaries; and

•         Its privacy policies and practices concerning disclosure of consumer information.

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

At December 31, 2002, the Bank could declare aggregate dividends to the Company of approximately $884,000 without obtaining regulatory approval. It is anticipated that the Bank will pay dividends to the Company for the purpose of funding the Company’s payment obligations with respect to the outstanding junior subordinated debentures and the related Capital Securities. Pursuant to the terms of the debentures and the Capital Securities, the Company has the right to defer the quarterly interest payments under the debentures and the Capital Securities for up to 20 consecutive quarterly periods. However, during any period in which the Company defers interest payments on the debentures, the Company may not pay a dividend or make any other payment or distribution on its common stock. During 2002, the Company made quarterly payments of interest under the terms of the note.

Capital Adequacy. The Company and the Bank must comply with substantially identical capital adequacy standards established by the Federal Reserve for the Company and the FDIC and the GDBF for the Bank. There are two basic measures of capital adequacy: a risk-based measure and a leverage measure.

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

The minimum guideline for the ratio (the “Total Risk-Based Capital Ratio”) of total capital (“Total Capital”) to risk-weighted assets is 8%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves (“Tier 2 Capital”). At December 31, 2002, the Company’s consolidated total risk-based capital ratio and its tier 1 risk-based capital ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 11.7% and 10.5%, respectively. See Note 15 to the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 to this report for additional information.

In addition, the Federal Reserve and the FDIC have adopted substantially identical regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier 1 capital to total assets less goodwill (the “Leverage Ratio”). Depending on the risk profile of the institution and other factors, the regulatory agencies may require a Leverage Ratio 1% to 2% higher than the minimum 3% level. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2002. In February 2002, the Company, through private placement of trust preferred securities issued by its subsidiary CCF Capital Trust I, a Delaware business trust, raised gross proceeds of $4 million. The trust preferred securities issued are considered tier I capital for regulatory capital purposes and it is reported as a long-term debt obligation of the Company.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on its business.

Support of the Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by the Company to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The capital levels covered by each capital category are as follows:

Capital Category	Tier 1 Capital	Total Risk-Based Capital	Tier 1 Risk-Based Capital
Well Capitalized	5% or more	10% or more	6% or more
Adequately Capitalized	4% or more	8% or more	4% or more
Significantly Undercapitalized
	Less than 3%	Less than 6%	Less than 3%
Critically Undercapitalized	2% or less tangible equity	—	—

For purposes of the regulation, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.

At December 31, 2002, the Bank had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments. The FDIC insures to a maximum of $100,000 the deposit accounts held by the Bank for each insured member (as defined by law and regulation). The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Based on the Bank’s risk classification, the Bank was not required to pay an assessment for deposit insurance in 2002, nor will it be required to pay a deposit insurance assessment in 2003. The Bank was required to pay the Bank Insurance Fund Financing Corporation (“FICO”) assessment in 2002 and will also pay this assessment in 2003. During the fourth quarter of 2002, the FICO assessment rate was $1.70 per $100 of Bank deposits.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•         The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•         The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•         The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•         The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•         The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•         Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•         The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition, the Georgia Fair Lending Act (“GFLA”) became effective on October 1, 2002. GFLA imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. While many of the GFLA requirements will apply regardless of the interest rate or charges on the loan, “high cost home loans,” as defined by GFLA, are subject to the most stringent requirements. GFLA was substantially amended effective March 7, 2003 to ease its restrictions on loans other than high cost home loans and to provide for exemptions to state banks like the Bank from GFLA if national banks are exempted from GFLA by their regulator, the Comptroller of the Currency. The Bank has implemented procedures to comply with GFLA requirements applicable to all loans covered by GFLA, including high cost home loans. The Bank generally has not made a significant number of “high cost home loans” in prior years.

The deposit operations of the Bank are subject to:

•         The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•         The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Restrictions on Transactions with Affiliates. The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•         loans or extensions of credit to affiliates;

•         investment in affiliates;

•         the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

•         loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•         any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

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

On October 21, 2002, the Federal Reserve Board approved a final Regulation W that implements Sections 23A and 23B and that is effective on April 1, 2003.

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

Anti-Terrorism Legislation. In the wake of the tragic events of September 11, 2001, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•         to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•         to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•         to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•         to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions had 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•         the development of internal policies, procedures, and controls;

•         the designation of a compliance officer;

•         an ongoing employee training program; and

•         an independent audit function to test the programs.

Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a “federal functional regulator” is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

•          expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•          notify FinCEN if an account or transaction is identified;

•          designate a contact person to receive information requests;

•          limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•          maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

•          notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

•          takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

•          limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

•          maintains adequate procedures to protect the security and confidentiality of the information.

Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a new rule on September 26, 2002, intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

•          are prohibited from providing correspondent accounts to foreign shell banks;

•          are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

•          must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process; and

•          must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

The new rule applies to correspondent accounts established after October 28, 2002.

Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structure, regulations and competitive relationships for the nation’s financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

Item 2.            Description of Property

(a)                Properties.

The Company owns no real property but utilizes the offices of the Bank. The Bank operates from its main office and four branch offices, all of which are owned by the Bank.

Main Office.

The Bank’s main office is located at 101 North Main Street, Jonesboro, Georgia 30236. The building is on a leased land site. This lease is a 35-year land lease expiring in 2035.

The net book values of the building and equipment as of December 31, 2002, were $479,187 and $370,613 respectively.

The Bank obtains rental income through the leasing of space in its main building, its Towne Center office and a building on the Georgia Highway 155 property in Henry County. During the fiscal years ended December 31, 2002 and December 31, 2001, such rental income was $26,333 and $15,204, respectively. The property on Highway 155 in Henry County was sold in February 2002.

Fayetteville Office.

The Bank’s Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia, 30214.

The net book values of the land, building, and equipment at the 440 North Jeff Davis Drive location as of December 31, 2002, were $266,628, $969,455, and $176,899, respectively.

Forest Park Office.

The Bank’s Forest Park office is located at 822 Main Street (formally 4895 Evans Drive), Forest Park Georgia, 30298.

The net book values of the land, building, and equipment at 822 Main Street as of December 31, 2002, were $78,567, $290,800, and $99,181, respectively.

McDonough Office.

The Bank’s McDonough office is located at 203 Keys Ferry Street, McDonough, Georgia, 30253. In addition to this property, at December 31, 2001, the Bank also owned two lots on Georgia Highway 155 and Georgia Highway 20/81 in Henry County. The Bank purchased these properties for future expansion. The property on Georgia Highway 155 was sold in February 2002. The Georgia Highway 20/81 property was sold to a group of investors in December 2002. The investors have included in their plan the construction of a branch for the Bank. The Company has entered into a long-term lease agreement for this purpose and expects to occupy the branch facility in late summer 2003.

The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2002, were $335,000, $850,429, and $144,633, respectively.

Morrow Office.

The Bank’s Morrow office was located at 2394 Lake Harbin Road, Morrow, Georgia, 30260. This office closed on June 30, 2001 although the Bank still owns the land and building.

The net book values of the land, building, and equipment as of December 31, 2002, were $76,460, $177,877, and $26,070, respectively.

Towne Center Office

The Bank’s Towne Center Office is located at 855 Highway 85 South in Fayetteville, Georgia. This office opened in November 2001.

The net book value of the land, building and equipment on December 31, 2002 were $526,847, $724,493, and $159,276, respectively.

(b)               Investment Policies.

See “Item 1. Description of Business” above for a general description of the Bank’s investment policies and any percentage of assets limitations regarding certain investments established by regulation or the Bank’s Board of Directors. All of the Bank’s investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of shareholders. The Bank’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1)       Investments in Real Estate or Interests in Real Estate. See “Item 1. Description of Business – Lending Activities,” and “Item 2. Description of Property. (a) Properties” above.

(2)       Investments in Real Estate Mortgages. See “Item 1. Description of Business – Lending Activities.”

(3)       Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See “Item 1. Description of Business – Lending Activities.”

(a)                Description of Real Estate and Operating Data.

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

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters

The information contained under the section captioned “Stock Market Information” in the Company’s 2002 Annual Report to Shareholders (the “Annual Report”) included as Exhibit 13 to this Annual Report on Form 10-KSB is incorporated herein by reference.

Item 6.            Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7.            Financial Statements

The Company’s consolidated financial statements in the Annual Report are incorporated herein by reference. These statements are listed under Item 13 of this Annual Report on Form 10-KSB.

Item 8.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership” in the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

Item 10.          Executive Compensation

The information contained under the section captioned “Director and Executive Officer Compensation” in the Proxy Statement is incorporated herein by reference.

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(b)               Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors” in the Proxy Statement.

(c)                Changes in Control

The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)               Related Stockholder Matters

The following table outlines our securities authorized for issuance under equity compensation plans as of December 31, 2002.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	246,667	$8.81	78,860
Equity compensation plans not approved by
	—	—	—
Equity compensation plans not approved by	—	—	—
security holders
Total	246,667	$8.81	78,860

The additional information required by this item is incorporated herein by reference to the section captioned “Director and Officer Compensation – Stock Option and Other Compensation Plans” in the Proxy Statement.

Item 12.          Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13.          Exhibits, List and Reports on Form 8-K

(a)(1)      The following report and statements are included in the financial statement section of the Annual Report and are incorporated herein by reference:

1.        Report of Porter Keadle Moore, L.L.P.

2.        CCF Holding Company and Subsidiary

(a)       Consolidated Balance Sheets at December 31, 2002 and December 31, 2001

(b)       Consolidated Statements of Earnings for the years ended December 31, 2002 and December 31, 2001

(c)       Consolidated Statements of Comprehensive Income for the years ended December 31, 2002 and December 31, 2001

(d)       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002 and December 31, 2001

(e)       Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001

(f)       Notes to Consolidated Financial Statements

(a)(2)      All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3)      Exhibits are either filed or attached as part of this Annual Report on Form 10-KSB or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1

Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.13	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.14	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.15

Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5(a)

Employment Agreement with David B. Turner, dated January 26, 1995 (incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996)*

10.5(b)

Employment Agreement with David B. Turner, dated January 1, 1999 (incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.5(c)

Employment Agreement with David B. Turner, dated January 1, 2001 (incorporated by reference to exhibit 10.3B to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.5(d)

Employment Agreement with David B. Turner, dated January 1, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.5(e)	Employment Agreement with David B. Turner, dated January 1, 2003*

10.6(a)

Employment Agreement with Leonard A. Moreland, dated July 15, 1996 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)*

10.6(b)

Employment Agreement with Leonard A. Moreland, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.6(c)

Employment Agreement with Leonard A. Moreland, dated January 1, 2001 (incorporated by reference to exhibit 3.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.6(d)

Employment Agreement with Leonard A. Moreland, dated January 1, 2002 (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.6(e)	Employment Agreement with Leonard A. Moreland, dated January 1, 2003*

10.7(a)

Change in Control Severance Agreement with Richard P. Florin, dated December 2, 1996 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)*

10.7(b)

Change in Control Severance Agreement with Richard P. Florin, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.7(c)

Change in Control Severance Agreement with Richard P. Florin, dated January 1, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.7(d)	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003*

10.8(a)

Change in Control Severance Agreement with Jack Bowdoin, dated July 8, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.8(b)

Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2002 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.8(c)	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003*

10.9(a)

Change in Control Severance Agreement with John Westervelt dated January 1, 2001 (incorporated by reference to exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.9(b)

Change in Control Severance Agreement with John Westervelt, dated January 1, 2002 (incorporated by reference to exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.9(c)	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003*

10.10(a)

Change in Control Severance Agreement with Edith W. Stevens, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.10(b)

Change in Control Severance Agreement with Edith W. Stevens, dated January 1, 2002 (incorporated by reference to exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.10(c)	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003*

10.11(a)

Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.11(b)

Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2002 (incorporated by reference to exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.11(c)	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003*

10.12(a)

Change in Control Severance Agreement with Tommy Segers, dated April 19, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.12(b)	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003*

10.13

Amended and Restated Trust Agreement, dated as of February 1, 2002, among the Company, as Depositor, Wilmington Trust Company, as Property Trustee and Delaware Trustee, and the Administrators named therein (incorporated by reference to exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)

10.14

Junior Subordinated Indenture, dated as of February 1, 2002, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)

10.15

Series A Floating Rate Junior Subordinated Debentures, due March 31, 2032, by the Company, as maker (incorporated by reference to exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)

10.16

Guarantee Agreement, dated as of February 1, 2002, between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)

13	Annual Report to Shareholders for the fiscal year ended December 31, 2002 (only those portions incorporated by reference in this document are deemed filed)

21	Subsidiaries of the Registrant

23	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (see signature page to this Annual Report on Form 10-KSB)

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

      *    The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(b) Reports on Form 8-K.

None.

(c) Exhibits to this Annual Report on Form 10-KSB are attached or incorporated by reference as stated above.

Item 14.          Controls and Procedures

As of a date (the “Evaluation Date”) within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 15d-14(c) of the Exchange Act) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that our disclosure controls and procedures were effective.

We also maintain a system of internal accounting controls that is designed to provide assurance that the Company’s assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY
	By:	/s/ DAVID B. TURNER

Dated: March 28, 2003		David B. Turner President, Chief Executive Officer, and Director (Duly Authorized Representative)

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

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.

By:	/s/ DAVID B. TURNER	By:	/s/ JOHN B. LEE, JR.

	David B. Turner President, Chief Executive Officer, and Director (Principal Executive Officer)		John B. Lee, Jr. Chairman of the Board

By:	/s/ EDWIN S. KEMP, JR.	By:	/s/ CHARLES S. TUCKER

	Edwin S. Kemp, Jr. Director		Charles S. Tucker Treasurer, Secretary, and Director

By:	/s/ JOHN T. MITCHELL	By:	/s/ MARY JO ROGERS

	John T. Mitchell Director		Mary Jo Rogers Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ ROY V. HALL	By:	/s/ LEONARD A. MORELAND

	Roy V. Hall Director		Leonard A. Moreland Executive Vice President and Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, the Chief Executive Officer of CCF Holding Company (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-KSB of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)      evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the “Evaluation Date”);

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 28th day of March, 2003.
/s/ DAVID B. TURNER

David B. Turner, Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, the Chief Financial Officer of CCF Holding Company (the “registrant”), certify that:

1. I have reviewed this annual report on Form 10-KSB of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

(b)      evaluated the effectiveness of the registrant’s internal disclosures controls and procedures as of a date within 90 days prior to this annual report (the “Evaluation Date”);

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003.
/s/ MARY JO ROGERS

Mary Jo Rogers, Chief Financial Officer (Principal Accounting Officer)