Form 10QSB
period 2003-03-31
CCF HOLDING CO
filed 2003-05-14
CIK 943033

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission file number: 0-25846

CCF HOLDING COMPANY

(Exact name of Small Business Issuer as Specified in Its Charter)

Georgia	58-2173616

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 North Main Street Jonesboro, Georgia 30236

(Address of Principal Executive Offices)

(770) 478-8881

(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity:  At May 9, 2003, 1,467,127 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

FORM 10-QSB

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARY
 Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,638,210	7,181,709
Interest-bearing deposits in other financial institutions	4,313,762	7,396,251
Federal funds sold	9,561,747	8,120,227

Cash and cash equivalents	22,513,719	22,698,187
Investment securities available for sale	28,980,392	33,569,843
Loans, net	199,210,569	190,968,808
Premises and equipment, net	6,589,590	6,858,478
Federal Home Loan Bank stock, at cost	750,000	750,000
Accrued interest receivable	1,106,739	1,127,988
Cash surrender value of life insurance	4,411,301	4,341,591
Other assets	1,752,140	1,677,695

Total assets	$265,314,450	261,992,590

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$24,004,383	23,609,262
Interest bearing demand deposits	86,517,931	83,893,015
Savings accounts	7,250,953	6,937,688
Time deposits less than $100,000	87,874,605	88,921,841
Time deposits greater than $100,000	28,735,066	28,425,650

Total deposits	234,382,938	231,787,456
Securities sold under agreement to repurchase	1,879,334	2,084,604
Federal Home Loan Bank advances	5,000,000	5,000,000
Subordinated debentures	4,000,000	4,000,000
Other liabilities	1,856,501	1,380,300

Total liabilities	247,118,773	244,252,360

Commitments Stockholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 1,467,125 issued and outstanding in 2003; 1,466,767 shares issued and outstanding in 2002.	146,712	146,677
Additional paid-in capital	9,013,273	9,005,946
Retained earnings	8,748,071	8,260,523
Accumulated other comprehensive income	287,621	327,084

Total stockholders’ equity	18,195,677	17,740,230

Total liabilities & stockholders’ equity	$265,314,450	261,992,590

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
 Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest and dividend income:
Interest and fees on loans	$3,581,042	3,651,443
Interest bearing deposits in other financial institutions	46,693	48,069
Interest and dividends on taxable investment securities	229,712	293,370
Interest on nontaxable investment securities	44,193	45,180

Total interest and dividend income	3,901,640	4,038,062

Interest expense:
Deposit accounts	1,199,966	1,597,876
Other borrowings	96,425	79,884

Total interest expense	1,296,391	1,677,760

Net interest income	2,605,249	2,360,302
Provision for loan losses	135,000	386,250

Net interest income after provision for loan losses	2,470,249	1,974,052

Other income:
Service charges on deposit accounts	216,408	171,170
Gain (loss) on sale of loans	16,433	(3,195)
Gain on sale of investment securities	34,468	2,340
Gain on sale of fixed assets	4,700	—
Gain on sale of other real estate owned	—	59,517
Other	161,635	157,563

Total other income	433,644	412,222

Other expenses:
Salaries and employee benefits	1,208,932	1,047,305
Occupancy	398,110	404,049
Other	470,434	406,626

Total other expenses	2,077,476	1,857,980
Income before income taxes	826,417	528,294
Income tax expense	265,480	164,000

Net income	$560,937	364,294

Basic earnings per share	$0.38	0.25
Diluted earnings per share	$0.35	0.25
Weighted average shares outstanding – basic	1,466,957	1,468,926

Weighted average shares outstanding – diluted	1,586,650	1,564,026

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
 Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Net income	$560,937	364,294
Other comprehensive income:
Unrealized holding losses on investments available for sale	(27,695)	(163,268)
Associated benefit	9,958	59,593
Reclassification adjustment for gains included in earnings	(34,468)	(27,167)
Associated taxes	12,742	10,043

Total other comprehensive loss	(39,463)	(120,799)

Total comprehensive income	$521,474	243,495

CCF HOLDING COMPANY AND SUBSIDIARY
 Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$560,937	364,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135,000	386,250
Depreciation, amortization, and accretion, net	210,244	198,490
Net (gain) loss on sale of investment securities	(34,468)	(27,167)
Net gain on sale of other real estate	—	(59,917)
Net (gain) loss on sale of loans	(16,434)	3,195
Net gain on sale of premises and equipment	(4,700)	—
Increase in cash surrender value of life insurance	(69,711)	(56,933)
Decrease in accrued interest receivable	21,250	171,841
Increase in other assets	(176,269)	(152,385)
Increase in other liabilities	487,987	587,290

Net cash provided by operating activities	1,113,836	1,414,958

Cash flows from investing activities:
Proceeds from maturing investment securities- available for sale	17,173,106	14,673,504
Purchases of investment securities-available for sale	(13,156,681)	(2,021,743)
Proceeds from sales of investment securities-available for sale	505,766	999,323
Proceeds from sales of real estate owned	386,770	359,912
Loan originations, net	(13,689,773)	(18,052,924)
Proceeds from sale of other assets owned	199,025	68,061
Proceeds from sale of loans	5,232,245	15,053,784
Proceeds invested in life insurance contracts	—	(1,575,000)
Purchases of premises and equipment	(261,161)	(34,016)

Net cash (used in) provided by investing activities	(3,610,703)	9,470,901

Cash flows from financing activities:
Net increase in savings and demand deposit accounts	3,333,302	8,427,702
Net decrease in certificates of deposit	(737,820)	(2,239,538)
Net decrease in securities sold under agreements to repurchase	(205,270)	(509,662)
Repayment of line of credit	—	(2,500,000)
Repayment of Federal Home Loan Bank advances	—	(3,000,000)
Proceeds from the issuance of trust preferred securities	—	4,000,000
Dividends paid	(73,338)	—
Common stock issued through exercise of options	7,773	2,500
Common stock repurchased	(12,248)	(11,036)

Net cash provided by financing activities	2,312,399	4,169,966

Increase (decrease) in cash and cash equivalents	(184,468)	15,055,825
Cash and cash equivalents at beginning of period	22,698,187	11,998,893

Cash and cash equivalents at end of period	$22,513,719	27,054,718

Supplemental disclosure of cash flow information:
Interest paid	$1,217,724	1,640,681

Income taxes paid	$27,500	337,092

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
 Notes to Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2003 and 2002 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods.  Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the entire year ending December 31, 2003.

2.     Stock Compensation Plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized.  The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied.  Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the period ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

		2003	2002

Net earnings	As reported	$560,937	364,294
	Pro forma	$556,819	360,175
Basic earnings per share	As reported	$.38	.25
	Pro forma	$.38	.25
Diluted earnings per share	As reported	$.35	.23
	Pro forma	$.35	.23

The difference between the net earnings as reported and pro forma is the expense associated with the grants which would have been earned in the period.  This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant, net of tax effect.  No options have been granted since December 31, 2002.

3.     Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission.

4.     Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

5.     Earnings per share

Basic earnings per share excludes dilution and is computed by dividing net income by weighted average shares outstanding which includes Management Stock Bonus Plan (MSBP) shares which have been awarded whether vested or not and excludes unallocated shares under the Company’s Employee Stock Ownership Plan (ESOP) until they are committed to be released for allocation.  Diluted earnings per share is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from diluted stock options.

For the three-months ended March 31, 2003

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$560,937	1,467,957	$0.38
Effect of dilutive common stock issuances:
Stock options		119,693	(0.03)

Diluted earnings per share	$560,937	1,586,650	$0.35

For the three-months ended March 31, 2002

	Net Earnings	Common Shares	Per Share Amount

Basic loss per share	$364,294	1,468,926	$0.25
Effect of dilutive common stock issuances:
Stock options		95,100	(0.02)

Diluted loss per share	$364,294	1,564,026	$0.23

6.     Dividends Payable

On March 19, 2003, the Company declared a $0.05 dividend to shareholders of record on April 4, 2003, with a payment date of April 21, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Assets - The Company’s total assets increased by 1.3%, or $3.3 million, between December 31, 2002 and March 31, 2003.  Net loans receivable increased 4.3% to $199.2 million at March 31, 2003, up $8.2 million from $191.0 million at December 31, 2002.  The Company’s loan growth includes approximately $9.1 million in commercial and commercial real estate loans and $1.7   million in construction real estate loans, partially offset by a decrease in the outstanding balances of indirect and other consumer loans of  $1.8 million.

Liabilities - Total deposits during the three-months ended March 31, 2003, grew to $234.4 million, an increase of $2.6 million, or 1.1%, from $231.8 million at December 31, 2002.  Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $110.5 million, an increase of $3.0 million or 2.8% from $107.5 million at December 31, 2003. Heritage Bank, a commercial bank chartered by the State of Georgia and wholly owned subsidiary of the Company (the “Bank”), continues to stress transaction account growth in its marketing strategy.  Time deposits and savings accounts decreased during the three-month period from $124.3 million at December 31, 2002, to $123.9 million at March 31, 2003, a decrease of 0.34% or $425,000.

Stockholders’ Equity - Stockholders’ equity increased $455,000, or 2.6%, from $17.7 million at December 31, 2002 to $18.2 million at March 31, 2003.  This increase was the result of the net income of $561,000 in the first quarter of 2003, partially offset by a decrease in the accumulated other comprehensive income of $39,500 and declaration of a $0.05 per share dividend which required $79,000.  The ratio of stockholders’ equity as a percentage of total assets was 6.9% at March 31, 2003. At December 31, 2002 the ratio was 6.8%.  Book value per share increased from $12.09 at December 31, 2002 to $12.40 at March 31, 2003.  This increase is attributable to the net income for the first quarter of 2003.

Comparison of Operating Results for the Three-months Ended March 31, 2003 and March 31, 2002

Net Income - The Company had net income of $364,000 for the three-month period ended March 31, 2002, compared to net income of $561,000 in the same three-month period in 2003.  This represents an increase in net income of $197,000, or 54.0%.

Net Interest Income - Net interest income for the three-month period ended March 31, 2003 increased from $2.4 million in 2002 to $2.6 million for the same period in 2003. Interest expense decreased $398,000 from $1.6 million in the period ending March 31, 2002, to $1.2 million for the three-month period ended March 31, 2003.  The decrease is due primarily to the overall decline in interest rates and the continuing repricing of certificates of deposit during 2002.   The secondary reason for the decline is a shift from higher cost time deposits to lower cost transaction accounts.  The recovery from the declines in interest rates, when combined with the shift in deposit categories, increased the margin in the quarter ending March 31, 2003, to 4.25%, from 4.04% in the quarter ended March 31, 2002. In the short-term, due to a negative gap the bank would experience a decline in net interest income during a rising rate environment

Provision for Loan Losses - The Bank’s provision for loan losses decreased for the three-month period ended March 31, 2003, to $135,000 from $386,250 in the period ending March 31, 2002.  Management expects that the provision expense during the period ending March 31, 2003, is adequate to cover the growth in the loan portfolio, as well as losses based on past experience levels.  The loan loss provision had been increased in the period ending March 31, 2002, in consideration of a $305,000 charge-off of a commercial loan during the first quarter of 2002. At March 31, 2003, the allowance for loan losses as a percentage of the total loan portfolio was 1.41%.  Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current and predicted future economic conditions, volume, growth and collateral of the loan portfolio.  Management also reviews classified assets, including those loans and assets listed as non-performing.  Currently management believes that its allowance for loan losses is adequate, however, there can be no assurances that further additions will not be needed.  Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, the continued expected changing mix of loans in the loan portfolio and economic conditions. Loans internally classified as substandard for the periods ending March 31, 2003, totaled $1.2 million and for the period ending December 31, 2002, substandard loans totaled $1.4 million. There were no loans classified as doubtful for either period.  Non-accrual loans increased from $625,000 at December 31, 2002 to $649,000 at March 31, 2003, net of specific allowances.  Net charge-offs during the period ending March 31, 2003, totaled $147,600, representing 0.07% of net loans outstanding.

Other Income - Service charges on deposit accounts increased 26.4% from $171,000 at March 31, 2002 to $216,000 for the same three-month period ending March 31, 2003.  Other income for the three-month period ending March 31, 2003, includes a net gain of $34,000 on the sale of an investment security, additionally, a net gain of $16,000 was recognized on sale of loans and $4,700 was recognized on gain on sale of fixed assets.  For the period ending March 31, 2002, a net gain on sale of other real estate of $59,000 was recognized, attributable to a sale of property previously purchased for future branch expansion.  Additionally, other income includes income on bank owned life insurance of  $70,000 for the period ending March 31, 2003, and $57,000 for the period ending March 31, 2002.

Other Expenses - Other expenses for the three-month period ended March 31, 2003, increased $219,000, or 11.8%, from $1.9 million for the three-month period ended March 31, 2002 to $2.1 million for the same period in 2003. Salaries and employee benefits increased to $1.2 million for the three-month period ended March 31, 2003, compared to $1.0 million during the same three-month period in 2002, an increase of $162,000.

Liquidity - The Bank’s short-term liquidity was 15.77% on March 31, 2003. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives.  The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations.  As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks.  These commitments totaled $26.0 million at March 31, 2003, with $5.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition.  The Bank’s liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.  As of March 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of March 31, 2003, total risk based capital ratios were 10.95% for the bank and 11.32% for the consolidated company.  Tier 1 capital to risk weighted assets was 9.77% for the Bank and 10.14% for the consolidated company.  The Tier 1 capital to average asset ratio (leverage ratio) was 8.03% for the Bank and 8.37% for the consolidated company.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: May 14, 2003	BY:	/s/ DAVID B. TURNER

David B. Turner President and Chief Executive Officer

Date: May 14, 2003	BY:	/s/ MARY JO ROGERS

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

Date: May 14, 2003

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

Date:  May 14, 2003

/s/ MARY JO ROGERS

Mary Jo Rogers Senior Vice President and Chief Financial Officer