Form 10QSB
period 2003-06-30
CCF HOLDING CO
filed 2003-08-14
CIK 943033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission file number: 0-25846

CCF HOLDING COMPANY

(Exact name of Small Business Issuer as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2173616 (I.R.S. Employer Identification No.)

101 North Main Street
Jonesboro, Georgia 30236
(Address of Principal Executive Offices)

(770) 478-8881
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the issuer’s classes of common equity: At August 9, 2003, 1,467,275 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

CCF HOLDING COMPANY AND SUBSIDIARY
INDEX

SIGNATURES	14

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)

Assets
Cash and due from banks	$9,707,554	7,181,709
Interest-bearing deposits in other financial institutions	8,585,872	7,396,251
Federal funds sold	13,647,369	8,120,227

Cash and cash equivalents	31,940,795	22,698,187
Investment securities available for sale	39,856,851	33,569,843
Loans, net	199,732,316	190,968,808
Premises and equipment, net	7,027,476	6,858,478
Federal Home Loan Bank stock, at cost	750,000	750,000
Accrued interest receivable	1,178,412	1,127,988
Cash surrender value of life insurance	4,481,014	4,341,591
Other assets	1,955,808	1,677,695

Total assets	$286,922,672	261,992,590

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$27,341,146	23,609,262
Interest bearing demand deposits	90,802,720	83,893,015
Savings accounts	7,023,697	6,937,688
Time deposits less than $100,000	88,075,365	88,921,841
Time deposits greater than $100,000	31,137,673	28,425,650

Total deposits	244,380,601	231,787,456
Securities sold under agreement to repurchase	2,756,860	2,084,604
Federal Home Loan Bank advances	15,000,000	5,000,000
Notes payable	4,000,000	4,000,000
Other liabilities	1,992,044	1,380,300

Total liabilities	268,129,505	244,252,360

Commitments
Stockholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 1,467,275 issued and outstanding in 2003; 1,466,767 shares issued and outstanding in 2002.	146,727	146,677
Additional paid-in capital	9,014,241	9,005,946
Retained earnings	9,214,001	8,260,523
Accumulated other comprehensive income	418,198	327,084

Total stockholders’ equity	18,793,167	17,740,230

Total liabilities and stockholders’ equity	$286,922,672	261,992,590

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Earnings
(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,

	2003	2002	2003	2002

Interest and dividend income:
Interest and fees on loans	$3,621,052	3,686,022	7,202,095	7,337,465
Interest bearing deposits in other financial institutions and federal funds sold	58,488	63,351	105,181	111,420
Interest and dividends on taxable investment securities	224,758	267,203	484,430	560,573
Interest on nontaxable investment securities	44,948	46,739	59,181	91,919

Total interest and dividend income	3,949,246	4,063,315	7,850,887	8,101,377

Interest expense
Deposit accounts	1,164,374	1,489,058	2,364,340	3,086,934
Other borrowings	112,610	87,531	209,035	167,415

Total interest expense	1,276,984	1,576,589	2,573,375	3,254,349

Net interest income	2,672,262	2,486,726	5,277,512	4,847,028
Provision for loan losses	135,000	266,250	270,000	652,500

Net interest income after provision for loan losses	2,537,262	2,220,476	5,007,512	4,194,528
Other income:
Service charges on deposit accounts	225,957	198,496	442,365	369,666
Gain on sale of loans	19,261	48,575	35,695	45,379
Gain on sale of fixed assets	—	—	4,700	—
(Loss) gain on sale of investment securities	(45)	2,781	34,423	29,947
(Loss) gain on sale of other real estate owned	(4,812)	(35)	(16,492)	59,482
Other	167,892	147,629	329,527	305,191

Total other income	408,253	397,446	830,218	809,665

Other expenses:
Salaries and employee benefits	1,226,995	1,041,644	2,435,927	2,088,950
Occupancy	398,490	398,801	796,601	802,850
Other	483,440	434,322	942,195	840,945

Total other expenses	2,108,925	1,874,767	4,174,723	3,732,745

Earnings before income taxes	836,590	743,155	1,663,007	1,271,448

Income tax expense	282,620	235,485	548,100	399,485

Net earnings	$553,970	507,670	1,114,907	871,963

Basic earnings per share	$0.38	0.35	0.76	0.59

Diluted earnings per share	$0.35	0.32	0.70	0.56

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,

	2003	2002	2003	2002

Net earnings	$553,970	507,570	1,114,907	871,963
Other comprehensive income, net of tax:
Unrealized holding gains on investment securities available for sale:	197,798	318,171	172,474	150,500
Associated benefit	(67,251)	(120,905)	(58,641)	(57,190)
Reclassification adjustment for losses (gains) included in earnings	45	(2,781)	(34,423)	(29,947)
Associated taxes	(15)	1,057	11,704	11,380

Other comprehensive income	130,577	195,542	91,114	74,743

Comprehensive income	$684,547	703,112	1,206,021	946,706

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six-months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$1,114,907	871,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	270,000	652,500
Depreciation, amortization, and accretion, net	419,490	410,098
Net gain on sale of investment securities	(34,423)	(29,947)
Net loss (gain) on sale of real estate owned	16,492	(59,482)
Net gain on sale of premises and equipment	(4,700)	—
Net gain on sale of loans	(35,695)	(45,379)
Increase in cash surrender value of life insurance	(139,423)	(132,299)
(Increase) decrease in accrued interest receivable	(50,424)	127,995
Increase in other assets	(532,937)	(213,833)
Increase (decrease) in other liabilities	523,653	(75,423)

Net cash provided by operating activities	1,546,940	1,506,193

Cash flows from investing activities:
Proceeds from maturing investment securities - available for sale	23,445,612	17,541,586
Purchases of investment securities - available for sale	(30,235,572)	(9,211,090)
Proceeds from sales of investments securities - available for sale	505,766	2,043,990
Loan originations, net	(18,602,051)	(18,426,651)
Proceeds from sales of real estate owned	182,533	217,153
Proceeds from sale of loans	9,671,874	9,860,776
Proceeds invested in life insurance contracts	—	(1,575,000)
Proceeds from sales of premises and equipment	426,512	—
Purchases of premises and equipment	(887,577)	(368,104)

Net cash (used in) provided by investing activities	(15,492,903)	82,660

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	12,593,145	(749,939)
Net increase in securities sold under agreements to repurchase	672,256	542,981
Proceeds from (repayment of) Federal Home Loan Bank advances	10,000,000	(3,000,000)
Repayment of line of credit	—	(2,500,000)
Proceeds from the issuance of long term debt	—	4,000,000
Dividends paid	(73,338)	—
Common stock issued through exercise of options	8,772	4,000
Common stock repurchased and retired	(12,264)	(42,993)

Net cash provided by (used in) financing activities	23,188,571	(1,745,951)

Increase (decrease) in cash and cash equivalents	9,242,608	(157,098)
Cash and cash equivalents at beginning of period	22,698,187	11,998,893

Cash and cash equivalents at end of period	$31,940,795	11,841,795

Supplemental disclosure of cash flow information:
Interest paid	$2,603,092	3,145,441

Income taxes paid	$545,847	518,592

See accompanying notes to consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.          Basis of Presentation

The consolidated financial statements for the three- and six-month periods ended June 30, 2003, and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results for the entire year ending December 31, 2003.

2.          Stock Compensation Plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the period ended June 30, 2003, and 2002 would have been reduced to the pro forma amounts indicated below:

		Three-months ended June30,		Six-months ended June 30,

		2003	2002	2003	2002

Net earnings	As reported	$553,970	507,670	1,114,907	871,963
	Pro forma	$549,851	489,320	1,106,669	835,264
Basic earnings per share	As reported	$0.38	0.35	0.76	0.59
	Pro forma	$0.37	0.34	0.75	0.59
Diluted earnings per share	As reported	$0.35	0.32	0.70	0.56
	Pro forma	$0.34	0.31	0.69	0.53

The difference between the net earnings as reported and pro forma is the expense associated with the grants which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant, net of tax effect. No options have been granted since December 31, 2002.

3.          Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

4.          Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

5.          Dividends Payable

On June 18, 2003, the Company declared a $0.06 dividend to shareholders of record on July 7, 2003, with a payment date of July 21, 2003.

6.          Earnings per share

Basic earnings per share excludes dilution and is computed by dividing net income by weighted average shares outstanding which includes Management Stock Bonus Plan (MSBP) shares which have been awarded whether vested or not and excludes unallocated shares under the Company’s Employee Stock Ownership Plan (ESOP) until they are committed to be released for allocation. Diluted earnings per share is computed by dividing net income by weighted average shares outstanding plus potential common stock resulting from diluted stock options. The following table sets forth the information as to the calculation of diluted and basic earnings per share. Per share earnings for 2002 have been adjusted to reflect the 3 for 2 stock split paid to shareholders of record on December 4, 2002.

For the three-months ended June 30, 2003

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$553,970	1,467,163	$0.38
Effect of dilutive common stock:
Stock options		138,463	(0.03)

Diluted earnings per share	$553,970	1,605,626	$0.35

For the three-months ended June 30, 2002

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$507,670	1,467,213	$0.35
Effect of dilutive common stock:
Stock options		102,525	($0.03)

Diluted earnings per share	$507,670	1,569,738	$0.32

For the six-months ended June 30, 2003

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$1,114,907	1,467,214	$0.76
Effect of dilutive common stock:
Stock options		129,078	(0.06)

Diluted earnings per share	$1,114,907	1,596,292	$0.70

For the six-months ended June 30, 2002

	Net Earnings	Common Shares	Per Share Amount

Basic earnings per share	$871,963	1,468,060	$0.59
Effect of dilutive common stock:
Stock options		98,721	($0.03)

Diluted earnings per share	$871,963	1,566,781	$0.56

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies

In preparing its financial statements, the Company has adopted various accounting policies that comply with accepted accounting principles generally accepted in the United States of America. Certain accounting policies involve significant judgments and assumptions on the part of management that can have a material impact on the carrying value of assets and liabilities. Management considers such accounting policies to be critical accounting policies. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant use of estimates and assumptions in the preparation of its consolidated financial statements.

The allowance for loan losses is based on management’s judgment of an amount that is adequate to absorb inherent losses in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of several factors. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, the financial condition of the borrower’s, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Assets - The Company’s total assets increased by 9.5%, or $24.9 million, from $262.0 million at December 31, 2002, to $286.9 million at June 30, 2003. Net loans increased 4.6% to $199.7 million at June 30, 2003, up $8.7 million from $191.0 million at December 31, 2002. The Company’s loan growth includes approximately $11.0 million in commercial and commercial real estate loans partially offset by a reduction in the indirect and other consumer loan portfolio of $3.0 million, attributed to payoffs. The investment securities portfolio increased from $33.6 million at December 31, 2002, to $39.9 million at June 30, 2003, an increase of $6.3 million or 18.8%.

Liabilities - Total deposits at June 30, 2003 were $244.4 million, an increase of $12.6 million, or 5.4%, from $231.8 million at December 31, 2002. Deposit growth of $10.6 million, or 9.9%, was noted during this period for transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts. These transaction accounts increased from $107.5 million at December 31, 2002, to $118.1 million at June 30, 2003, of this, non-interest bearing accounts increased by $3.7 million, or 15.7%, from $23.6 million at December 31, 2002, to $27.3 million at June 30, 2003. Heritage Bank, a commercial bank chartered by the state of Georgia and a wholly owned subsidiary of the Company, the “Bank”, continues to stress transaction account growth in its marketing strategy. Time and savings deposits increased during the six-month period from $124.3 million at December 31, 2002, to $126.2 million at June 30, 2003, an increase of 1.5%, or $1.9 million. Repurchase agreement balances increased from $2.1 million at December 31, 2002, to $2.8 million at June 30, 2003, an increase of $672,000 or 32.2%. Federal Home Loan Bank (FHLB) advances increased from $5.0 million to $15.0 million as the Bank drew $10.0 million on its line of credit at the FHLB. The advance is a ten year term with a call option after three years. The loan is at a fixed rate of 1.983% with interest due quarterly.

Stockholders’ Equity – Total stockholders’ equity increased $1.1 million or 6.2%, from $17.7 million at December 31, 2002, to $18.8 million at June 30, 2003. This increase was the result of the Company’s net income for the period of $1.1 million which was partially offset by the payment of cash dividends to shareholders of $0.05 per share in April 2003 and $0.06 per share in July 2003. The ratio of stockholders’ equity as a percentage of total assets was 6.5% at June 30, 2003, and 6.8% at December 31, 2002. Book value per share increased from $12.09 at December 31, 2002, to $12.81 at June 30, 2003.

Comparison of Operating Results for the Three- and Six-months Ended June 30, 2003, and June 30, 2002

Net Income - The Company had net income of $554,000 for the three-month period ended June 30, 2003, compared to net income of $508,000 over the same three-month period in 2002. This represented an increase in net income of $46,000, or 9.1%. During the six-month period, net income increased by $243,000, or 27.9%, from $872,000 in the six-months ended June 30, 2002 to $1.1 million in the six-months ended June 30, 2003. During the six-month period, net interest income increased by $431,000, or 8.9% from $4.8 million in 2002 to $5.3 million in 2003. The provision for loan losses for the 2003 period was $270,000 a decrease of $382,500, or 58.6%, over the same period in 2002 which had a provision expense of $652,500.

Net Interest Income - Net interest income for the three-month period ended June 30, 2003 increased $185,000, or 7.5%, from $2.5 million in 2002 to $2.7 million for the same period in 2003. As noted above, for the six-month period, net interest income increased by $430,000 or 8.9%. The increase in the net interest income is attributed to the relative decline in interest expense as compared to interest income during the period. Interest expense on deposit accounts decreased $723,000, or 23.4%, during the six-month period ending June 30, 2003, over the six-month period ending June 30, 2002. For the three-month period, interest expense on deposit accounts decreased $325,000, or 21.8%, from $1.5 million at June 30, 2002, to $1.2 million at June 30, 2003. This decrease is due primarily to the overall decline in interest rates and the continuing repricing of certificates of deposits during 2003. The secondary reason for the decline is a shift from higher cost time deposits to lower cost transaction accounts. Transaction accounts as a percentage of total deposits accounts increased to 48.3% at June 30, 2003, from 46.4% at June 30, 2002. In the short term, due to a negative gap position, the Bank would experience a decline in net interest income during a rising rate environment.

Provision for Loan Losses - The Bank’s provision for loan losses decreased $131,250 for the three-month period ended June 30, 2003, compared to the same period in 2002, decreasing to $135,000 from $266,250. For the six-month period the provision decreased $382,500, from $652,500 in 2002 to $270,000 in 2003. The loan loss provision was increased in the period ending March 31, 2002, in consideration of a $305,000 charge-off of a commercial loan during the first quarter of 2002. At June 30, 2003, the allowance for loan losses to the loan portfolio was 1.42%. Included in the allowance are specific reserves totaling $274,000 related to two non-accrual commercial loans. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that the allowance for loan losses is adequate, however, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard at June 30, 2003, totaled $665,000 as compared to $1.4 million at December 31, 2002. There were no loans classified as doubtful for either period. Non-accrual loans increased from $625,000 at December 31, 2002, to $669,000 at June 30, 2003. Net charge-offs during the six-month period ending June 30, 2003, totaled $247,000, representing 0.12% of net loans outstanding.

Other Income - Service charges on deposit accounts increased 19.5%, or $72,000, during the six-months ended June 30, 2003, increasing from $370,000 at June 30, 2002, to $442,000 at June 30, 2003. For the three-month period ending June 30, 2003, service charges on deposit accounts increased 14.1%, or $28,000, from $198,000 at June 30, 2002, to $226,000 at June 30, 2003. The increase is attributable primarily to the increased number of transaction accounts. Other miscellaneous fee income increased from $305,000 in the six-month period ending June 30, 2002 to $330,000 for the six-month period ending June 30, 2003. This increase of $25,000, or 8.2%, is due primarily to an increase in income on Bank owned life insurance.

Other Expenses - Other expenses for the six-month period ended June 30, 2003, increased $442,000, or 11.8%, from $3.7 million for the six-month period ended June 30, 2002 to $4.2 million for the same period in 2002. For the three-month period ended June 30, 2003, other expenses increased $234,000, or 12.5%. Salaries and employee benefits increased to $2.4 million for the six-month period ended June 30, 2003, compared to $2.1 million during the same six-month period in 2002, an increase of $347,000, or 16.6%. For the three-month period ended June 30, 2003, salaries and employee benefits increased to $1.2 million as compared to $1.0 million for the same period in 2002. This represents an increase of $198,000 or 17.8%. The increases are primarily due to the addition of two loan production officers and annual salary increases to current employees.

Liquidity and Capital Resources - The Bank’s short-term liquidity was 21.74% on June 30, 2003. The Bank is required to maintain minimum levels of liquid assets as defined by State of Georgia and Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $26 million at June 30, 2003, with $15.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk – Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2003, the Bank had issued commitments to extend credit of $34.3 million through various types of lending arrangements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of June 30, 2003, total risk based capital ratios were 10.93% for the bank and 11.16% for the consolidated company. Tier 1 capital to risk weighted assets was 9.68% for the Bank and 10.00% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 7.82% for the Bank and 8.10% for the consolidated company.

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

(a)        The Company held its Annual Meeting of Stockholders on May 15, 2003.

(b)        The following is a summary of matters submitted to a vote of security holders:

1.  The following two directors were elected to serve a three-year term expiring at the 2006 Annual Meeting of Stockholders:

John T. Mitchell
Edwin S. Kemp, Jr.

(c)        Following is a description of each matter voted on at the Annual Meeting and the results of the voting:

1.  Election of Directors:

	John T. Mitchell	Edwin S. Kemp, Jr.

Shares voted in favor	1,457,720	1,451,090
Votes withheld	1,522	5,152
Broker non-votes

2.  Ratification of the appointment of Porter Keadle Moore, LLP, as independent auditors of the Company for the fiscal year ending December 31, 2003:

Shares voted in favor	1,454,720
Shares voted against	75
Shares abstained from voting	1,447
Total shares represented	1,452,242
Total shares outstanding	1,467,842

Item 5.	Other Information

NONE

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits – The following exhibits are filed with this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        None

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: August 14, 2003	By:	/s/ DAVID B. TURNER

David B. Turner President and Chief Executive Officer

Date: August 14, 2003	By:	/s/ MARY JO ROGERS

Mary Jo Rogers Sr. Vice President and Chief Financial Officer