Form 10QSB
period 2003-09-30
CCF HOLDING CO
filed 2003-11-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity: At November 12, 2003, 1,468,552 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐     No ☒

CCF HOLDING COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,891,263	7,181,709
Interest-bearing deposits in other financial institutions	8,194,319	7,396,251
Federal funds sold	56,604	8,120,227

Cash and cash equivalents	16,142,186	22,698,187

Investment securities available for sale	45,206,501	33,569,843
Loans, net	214,721,764	190,968,808
Premises and equipment, net	7,377,713	6,858,478
Federal Home Loan Bank stock, at cost	750,000	750,000
Accrued interest receivable	1,119,774	1,127,988
Cash surrender value of life insurance	4,550,726	4,341,591
Other assets	1,829,279	1,677,695

Total assets	$291,697,943	261,992,590

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$28,055,894	23,609,262
Interest bearing demand deposits	94,815,463	83,893,015
Savings accounts	7,478,017	6,937,688
Time deposits less than $100,000	86,593,684	88,921,841
Time deposits greater than $100,000	31,273,809	28,425,650

Total deposits	248,216,867	231,787,456

Securities sold under agreement to repurchase	2,536,823	2,084,604
Federal Home Loan Bank advances	15,000,000	5,000,000
Federal Funds Purchased	120,000	—
Notes payable	4,000,000	4,000,000
Other liabilities	2,688,512	1,380,300

Total liabilities	272,562,202	244,252,360

Commitments
Stockholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 1,468,552 issued and outstanding in 2003; 1,466,767 shares issued and outstanding in 2002.	146,855	146,677
Additional paid-in capital	9,029,657	9,005,946
Retained earnings	9,756,143	8,260,523
Accumulated other comprehensive income	203,086	327,084

Total stockholders’ equity	19,135,741	17,740,230

Total liabilities and stockholders’ equity	$291,697,943	261,992,590

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2003	2002	2003	2002
Interest and dividend income:
Interest and fees on loans	$3,648,733	3,759,269	10,850,828	11,096,734
Interest bearing deposits in other financial institutions and federal funds sold	46,600	66,526	151,781	177,946
Interest and dividends on taxable investment securities	255,040	260,500	739,470	821,072
Interest on nontaxable investment securities	72,826	47,339	132,007	139,259

Total interest and dividend income	4,023,199	4,133,634	11,874,086	12,235,011

Interest expense
Deposit accounts	1,082,296	1,405,405	3,446,635	4,492,339
Other borrowings	139,995	113,718	349,030	281,133

Total interest expense	1,222,291	1,519,123	3,795,665	4,773,472

Net interest income	2,800,908	2,614,511	8,078,421	7,461,539

Provision for loan losses	135,000	266,250	405,000	918,750

Net interest income after provision for loan losses	2,665,908	2,348,261	7,673,421	6,542,789

Other income:
Service charges on deposit accounts	246,567	203,252	688,932	572,919
(Loss) gain on sale of loans	(10,597)	7,648	25,098	35,982
Gain on sale of fixed assets	6,654	—	11,354	59,482
Gain on sale of investment securities	22,681	—	57,104	29,947
Loss on sale of other real estate owned	(1,500)	(27,501)	(17,992)	(35,182)
Other	152,316	188,706	481,840	493,900

Total other income	416,121	372,105	1,246,336	1,157,048

Other expenses:
Salaries and employee benefits	1,287,629	1,113,904	3,723,556	3,202,854
Occupancy	412,698	409,700	1,209,299	1,212,550
Other	459,449	380,460	1,401,642	1,196,681

Total other expenses	2,159,776	1,904,064	6,334,497	5,612,085

Earnings before income taxes	922,253	816,302	2,585,260	2,087,752

Income tax expense	292,070	260,060	840,170	659,545

Net earnings	$630,183	556,242	1,745,090	1,428,207

Basic earnings per share	$0.43	0.38	1.19	0.97

Diluted earnings per share	$0.39	0.36	1.09	0.91

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2003	2002	2003	2002

Net earnings	$630,183	556,242	1,745,090	1,428,207

Other comprehensive income, net of tax:
Unrealized holding (losses) gains on investment securities available for sale:	(313,431)	341,647	(136,643)	471,791
Associated benefit (taxes)	112,835	(122,993)	49,191	(160,409)

Reclassification adjustment for losses (gains) included in earnings	(22,681)	(2,781)	(57,104)	(29,947)
Associated taxes	8,165	1,001	20,558	10,182

Other comprehensive income	(215,112)	216,874	(123,998)	291,617

Comprehensive income	$415,071	773,116	1,621,092	1,719,824

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine-months ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,745,090	1,428,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	405,000	918,750
Depreciation, amortization, and accretion, net	638,507	620,496
Net gain on sale of investment securities	(57,104)	(29,947)
Net gain on sale of premises and equipment	(11,354)	(59,482)
Net loss on sale of real estate owned	17,992	35,182
Net gain on sale of loans	(25,098)	(35,982)
Increase in cash surrender value of life insurance	(209,135)	(186,641)
Decrease in accrued interest receivable	8,214	239,584
Increase in other assets	(93,928)	(260,085)
Increase in other liabilities	1,340,117	677,482

Net cash provided by operating activities	3,758,301	3,347,564

Cash flows from investing activities:
Proceeds from maturing investment securities—available for sale	30,174,942	24,443,201
Purchases of investment securities—available for sale	(45,384,229)	(23,587,633)
Proceeds from sales of investments securities—available for sale	3,317,559	2,043,990
Loan originations, net	(39,475,630)	(20,137,659)
Proceeds from sales of real estate owned	181,033	217,153
Proceeds from sale of loans	15,086,090	14,924,385
Proceeds invested in life insurance contracts	—	(1,575,000)
Proceeds from sales of premises and equipment	426,512	509,454
Purchases of premises and equipment	(1,384,723)	(393,994)

Net cash used in investing activities	(37,058,446)	(3,556,103)

Cash flows from financing activities:
Net increase in deposit accounts	16,429,411	9,668,345
Net increase in securities sold under agreements to repurchase	452,219	343,256
Proceeds from Federal Home Loan Bank advances	10,000,000	2,000,000
Repayment of line of credit	—	(2,500,000)
Proceeds from the issuance of long term debt	—	4,000,000
Dividends paid	(161,375)	—
Common stock issued through exercise of options	36,153	4,000
Common stock repurchased and retired	(12,264)	(42,970)

Net cash provided by (used in) financing activities	26,744,144	13,472,631

Increase (decrease) in cash and cash equivalents	(6,556,001)	13,264,092

Cash and cash equivalents at beginning of period	22,698,187	11,998,893

Cash and cash equivalents at end of period	$16,142,186	25,262,985

Non-cash activities effecting investing activities:
Transfer of loans to other real estate owned	$256,681	—

Supplemental disclosure of cash flow information:

Interest paid	$3,494,266	4,892,440

Income taxes paid	$617,040	807,000

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three- and nine-month periods ended September 30, 2003, and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and nine-month periods ended September 30, 2003, are not necessarily indicative of the results for the entire year ending December 31, 2003.

2.	Stock Compensation Plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the period ended September 30, 2003, and 2002 would have been reduced to the pro forma amounts indicated below:

		Three-months ended September 30,		Nine-months ended September 30,
		2003	2002	2003	2002
Net earnings	As reported	$630,183	556,242	1,745,090	1,428,207
	Pro forma	$626,064	537,892	1,732,733	1,391,508

Basic earnings per share	As reported	$0.43	0.38	1.19	0.97
	Pro forma	$0.43	0.37	1.18	0.95

Diluted earnings per share	As reported	$0.39	0.36	1.09	0.91
	Pro forma	$0.39	0.34	1.08	0.89

The difference between the net earnings as reported and pro forma is the expense associated with the grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant, net of tax effect. No options have been granted since December 31, 2002.

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

On September 17, 2003, the Company declared a $0.06 dividend to shareholders of record on October 2, 2003, with a payment date of October 17, 2003.

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

For the three-months ended September 30, 2003

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$630,183	1,467,163	$0.43

Effect of dilutive common stock:
Stock options		155,151	(0.04)

Diluted earnings per share	$630,183	1,622,314	$0.39

For the three-months ended September 30, 2002

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$556,242	1,466,675	$0.38

Effect of dilutive common stock:
Stock options		91,451	(0.02)

Diluted earnings per share	$556,242	1,558,126	$0.36

For the nine-months ended September 30, 2003

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,745,090	1,467,214	$1.19

Effect of dilutive common stock:
Stock options		137,769	(0.10)

Diluted earnings per share	$1,745,090	1,604,983	$1.09

For the nine-months ended September 30, 2002

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,428,207	1,467,591	$0.97

Effect of dilutive common stock:
Stock options		96,312	(0.06)

Diluted earnings per share	$1,428,207	1,563,903	$0.91

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates, and intentions that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate and market and monetary fluctuations; the adequacy of the Company’s loan loss reserve; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of potential customers to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; changes in consumers spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Assets – The Company’s total assets increased by 11.3%, or $29.7 million, from $262.0 million at December 31, 2002, to $291.7 million at September 30, 2003. Net loans increased 12.6% to $214.7 million at September 30, 2003, up $23.7 million from $191.0 million at December 31, 2002. The Company’s loan growth included an increase of approximately $24.9 million in commercial and commercial real estate loans partially offset by a reduction in the indirect, other consumer loan and consumer real estate mortgage portfolios of $8.3 million, attributed to payoffs. The investment securities portfolio increased from $33.6 million at December 31, 2002, to $45.2 million at September 30, 2003, an increase of $11.6 million or 34.7%.

Liabilities – Total deposits at September 30, 2003 were $248.2 million, an increase of $16.4 million, or 7.0%, from $231.8 million at December 31, 2002. Deposit growth of $15.4 million, or 14.2%, was noted during this period for transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts. These transaction accounts increased from $107.5 million at December 31, 2002, to $122.9 million at September 30, 2003, of this, non-interest bearing accounts increased by $4.4 million, or 18.8%, from $23.6 million at December 31, 2002, to $28.1 million at September 30, 2003. Heritage Bank, a commercial bank chartered by the state of Georgia and a wholly owned subsidiary of the Company, the “Bank”, continues to stress transaction account growth in its marketing strategy. Time and savings deposits increased during the nine-month period from $124.3 million at December 31, 2002, to $125.3 million at September 30, 2003, an increase of 0.8%, or $1.0 million. Repurchase agreement balances increased from $2.1 million at December 31, 2002, to $2.5 million at September 30, 2003, an increase of $452,000 or 21.7%. Federal Home Loan Bank (“FHLB”) advances increased from $5.0 million to $15.0 million as the Bank drew $10.0 million on its line of credit at the FHLB. The advance has a ten-year term with a call option after three years. The loan is at a fixed rate of 1.983% with interest due quarterly.

Stockholders’ Equity – Total stockholders’ equity increased $1.4 million, or 7.9%, from $17.7 million at December 31, 2002, to $19.1 million at September 30, 2003. This increase was the result of the Company’s net income for the period of $1.7 million, which was partially offset by the payment of cash dividends to shareholders of $0.17 per share during 2003. The ratio of stockholders’ equity as a percentage of total assets was 6.6% at September 30, 2003, and 6.8% at December 31, 2002. Book value per share increased from $12.09 at December 31, 2002, to $13.03 at September 30, 2003.

Comparison of Operating Results for the Three- and Nine-months ended September 30, 2003, and September 30, 2002

Net Income - The Company had net income of $630,000 for the three-month period ended September 30, 2003, compared to net income of $556,000 over the same three-month period in 2002. This represented an increase in net income of $74,000, or 13.3%. During the nine-month period, net income increased by $317,000, or 22.2%, from $1.4 million in the nine-months ended September 30, 2002 to $1.7 million in the nine-months ended September 30, 2003. During the nine-month period, net interest income increased by $617,000, or 8.3% from $7.5 million in 2002 to $8.1 million in 2003. The provision for loan losses for the 2003 period was $405,000 a decrease of $514,000, or 55.9%, over the same period in 2002 which had a provision expense of $919,000.

Net Interest Income – Net interest income for the three-month period ended September 30, 2003 increased $186,000, or 7.1%, from $2.6 million in 2002 to $2.8 million for the same period in 2003. As noted above, for the nine-month period, net interest income increased by $617,000, or 8.3%. The increase in the net interest income is attributed to the relative decline in interest expense as compared to interest income during the period. Interest expense on deposit accounts decreased $1.0 million, or 23.3%, during the nine-month period ending September 30, 2003, as compared to the nine-month period ending September 30, 2002. For the three-month period, interest expense on deposit accounts decreased $323,000, or 23.0%, from $1.4 million at September 30, 2002, to $1.1 million at September 30, 2003. This decrease is due primarily to the overall decline in interest rates and the continuing repricing of certificates of deposits during 2003. The secondary reason for the decline is a shift from higher cost time deposits to lower cost transaction accounts. Transaction accounts as a percentage of total deposits increased to 49.5% at September 30, 2003, from 44.2% at September 30, 2002. In the short term, due to a negative gap position, the Bank would experience a decline in net interest income during a rising rate environment.

Provision for Loan Losses – The Bank’s provision for loan losses decreased $131,000 for the three-month period ended September 30, 2003, compared to the same period in 2002, decreasing to $135,000 from $266,000. For the nine-month period, the provision decreased $514,000, from $919,000 in 2002 to $405,000 in 2003. The loan loss provision was increased in the period ending March 31, 2002, in consideration of a $305,000 charge-off of a commercial loan during the first quarter of 2002. For this loan, a partial recovery was taken when the loan was restructured with a specific allocation set up in the allowance for loan losses for the difference in the charged-off balance and the partial recovery. At September 30, 2003, the allowance for loan losses as a percentage of total outstanding loans was 1.18%. The reduction in the reserve as a percentage of outstanding loans is due to the charge-off of two commercial loans (one of which was noted above as charged-off but restructured in 2002). These loans had been restructured and assigned specific allowances in the reserve. One of the loans continues to pay as agreed under the restructure, however it will be handled ongoing as a recovery. The second loan was charged-off as a part of a negotiated settlement. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that the allowance for loan losses is adequate; however, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard at September 30, 2003, totaled $3.8 million as compared to $1.4 million at December 31, 2002. This increase is primarily due to one relationship with a weakened cash flow that is well collateralized and performing. There were no loans classified as doubtful for either period. Non-accrual loans decreased from $625,000 at December 31, 2002, to $580,000 at September 30, 2003. Net charge-offs during the nine-month period ending September 30, 2003 totaled $429,000 or 0.20% of net loans outstanding. (Of the net charge-off total, $274,000 had been reserved through a special allocation discussed earlier.)

Other Income – Service charges on deposit accounts increased 20.2%, or $116,000, during the nine-months ended September 30, 2003, increasing from $573,000 at September 30, 2002, to $689,000 at September 30, 2003. For the three-month period ending September 30, 2003, service charges on deposit accounts increased 21.3%, or $43,000, from $203,000 at September 30, 2002, to $247,000 at September 30, 2003. The increase is attributable primarily to the increased number of transaction accounts. Gains on sale of investment securities increased $27,000, or 90.7%, for the nine-month period ending September 30, 2003 to $57,000 over the nine-month period ending September 30, 2002, which had gains of $30,000.

Other Expenses – Other expenses for the nine-month period ended September 30, 2003, increased $722,000, or 12.9%, from $5.6 million for the nine-month period ended September 30, 2002 to $6.3 million for the same period in 2003. For the three-month period ended September 30, 2003, other expenses increased $256,000, or 13.4%. Salaries and employee benefits increased to $3.7 million for the nine-month period ended September 30, 2003, compared to $3.2 million during the same nine-month period in 2002, an increase of $521,000, or 16.3%. For the three-month period ended September 30, 2003, salaries and employee benefits increased to $1.3 million as compared to $1.1 million for the same period in 2002. This represents an increase of $175,000 or 15.6%. The increases are primarily due to the addition of two production officers.

Liquidity and Capital Resources – The Bank’s short-term liquidity was 17.26% on September 30, 2003. The Bank is required to maintain minimum levels of liquid assets as defined by State of Georgia and Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $35.0 million at September 30, 2003, with $15.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk – Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period. At September 30, 2003, the Bank had issued commitments to extend credit of $37.9 million through various types of lending arrangements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Capital Ratios – Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of September 30, 2003, total risk based capital ratios were 10.73% for the bank and 11.05% for the consolidated company. Tier 1 capital to risk weighted assets was 9.61% for the Bank and 9.93% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 7.66% for the Bank and 7.94% for the consolidated company.

ITEM 3.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is a party to certain legal proceedings; however, it does not anticipate that any such proceedings will have any material adverse effect on its financial condition or results of operation.

Item 2.	Changes in Securities

NONE

Item 3.	Defaults upon Senior Securities.

NONE

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE

Item 5.	Other Information

NONE

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits – The following exhibits are filed with this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On July 15, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which included as an exhibit thereto the Company’s press release dated July 14, 2003 providing its then current expectations for its financial performance for the quarter ended June 30, 2003, including total assets, net income, basic earnings per share, net interest margin, efficiency ratios, total loans (at end of period), non-performing loans (at end of period), loan loss provision, loan loss reserve (at end of period) and consolidated equity (at end of period). The information contained in the Current Report on Form 8-K was furnished to the Securities and Exchange Commission pursuant to Item 12 under Item 9 of Form 8-K as directed by the Securities and Exchange Commission in Release No. 34-47583.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date:	November 14, 2003	By:	/s/ David B. Turner

David B. Turner President and Chief Executive Officer

Date:	November 14, 2003	By:	/s/ Mary Jo Rogers

Mary Jo Rogers Sr. Vice President and Chief Financial Officer