Form 10KSB
period 2003-12-31
CCF HOLDING CO
filed 2004-03-30
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 0-25846

CCF Holding Company

(Name of Small Business Issuer in Its Charter)

Georgia	58-2173616
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 North Main Street
Jonesboro, Georgia	30236
(Address of Principal Executive Offices)	(Zip Code)

(770) 478-8881

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.10 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year. $17.8 million.

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

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II hereof.

2. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond the Company’s control. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; the impact of war or terrorism; and the success of the Company at managing the risks involved in the foregoing.

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

Market Area

The Bank operates six offices within its primary market area in Clayton, Fayette and Henry Counties, Georgia. This market area is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta’s Hartsfield-Jackson International Airport. To a much lesser extent, the Bank also makes loans in adjacent Georgia counties. The Bank’s market area is a growing suburban residential community with related growth in retail and commercial development.

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

	At December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Loan Category
Residential (1-4 family) mortgage	$8,158	3.52%	$11,529	5.94%
Commercial, primarily real estate mortgage	144,420	62.36%	107,366	55.29%
Real estate construction	63,151	27.27%	53,322	27.46%
Consumer and other installment	15,873	6.85%	21,972	11.31%

Total loans receivable	$231,602	100.00%	$194,189	100.00%

Less:
Unamortized loan fees and costs, net	$(575)		$(366)
Allowance for loan losses	(2,693)		(2,854)

Total loans, net	$228,334		$190,969

Loan Maturity Table. The following table sets forth the maturity of the Bank’s loan portfolio at December 31, 2003. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totaled $223 million and $227 million for the years ended December 31, 2003 and December 31, 2002, respectively. Adjustable-rate loans are shown as maturing based on repricing dates.

	December 31, 2003
	One Year	Within One to Five Years	After Five Years	Total
	(Dollars in Thousands)
Residential (1-4 family) mortgage	$3,286	$4,370	$502	$8,158
Commercial, primarily real estate mortgage	$47,467	$69,362	$27,591	$144,420
Real estate construction	$47,411	$13,452	$2,288	$63,151
Consumer and other installment	$625	$3,060	$12,188	$15,873

Total	$98,789	$90,244	$42,569	$231,602

The following tables set forth the dollar amount of all loans due after December 31, 2003, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rate		Adjustable Rate
	Amount	Percent	Amount	Percent	Total
	(Dollars in Thousands)
Residential (1-4 family) mortgage	$2,243	27.50%	$5,915	72.50%	$8,158
Commercial, primarily real estate mortgage	$24,308	16.83%	$120,112	83.17%	$144,420
Real estate construction	$865	1.37%	$62,286	98.63%	$63,151
Consumer and other installment	$11,588	73.00%	$4,285	27.00%	$15,873

Total	$39,004		$192,598		$231,602

One- to Four-Family Residential Mortgage Loans. The Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank’s primary market area. The Bank originates both adjustable-rate and fixed-rate residential, mortgage loans. The Bank primarily sells its new residential mortgage loans to the Federal National Mortgage Association (“FNMA”) at the time of closing the loans. The residential mortgage loans reflected on the balance sheet are primarily loans that have been on the balance sheet of the Bank for more than five years and have paid as agreed during that time.

Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. Almost all of the Bank’s construction loan properties are located in the Bank’s market area and nearby counties.

The Bank makes construction loans to builders on a speculative and pre-sale basis. The Bank makes loans for speculative housing construction to area builders after a complete background check has been made. Construction loans on one-to- four family properties are limited to a maximum loan-to-value ratio of 80% on presales and 75% on speculative (unsold properties) and have a maximum maturity of 12 months, after which the loan can be renewed for up to an additional 12 months. Construction loans on nonresidential properties are generally limited to a maximum loan-to-value ratio of 75% and also have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan.

Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2003, the Bank had $29 million in outstanding construction loans secured by unsold properties.

The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by the Bank and whose credit, financial statements, and experience have been reviewed and approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2003, there was $200,000 outstanding in construction loans to owner/borrowers.

The Bank originated $79.0 million and $81.7 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

Commercial Loans. The Bank’s commercial loans, which include commercial real estate, represent a growing portion of its lending activities. At December 31, 2003, outstanding commercial loans amounted to $144 million. At December 31, 2003, the largest commercial loan had a balance of $6.5 million and was secured by an apartment complex. The Bank sold a participation of $3.0 million on this loan, which left a net balance of $3.5 million on the Bank’s books at December 31, 2003.

Most of the Bank’s commercial lending activities are in loans secured by commercial properties. Such loans consist primarily of permanent loans secured by small office buildings, apartment buildings, churches, shopping centers and convenience stores. Loans secured by commercial real estate are generally originated in amounts up to 75% of the appraised value of the property. An independent appraiser, who has been previously approved by the Bank’s senior credit officer, determines such appraised value. Commercial real estate loans are generally originated on an adjustable-rate basis with the interest rate adjusting annually and have terms of up to 20 years.

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

Loan Purchases and Sales. Generally, if the Bank determines that loan sales are desirable for interest rate risk management or other purposes, the Bank may sell its 15 to 30 year conventional mortgage loans. The Bank uses standard FNMA documentation for its conventional loans. The Bank sells loans directly to FNMA. The Bank generally sells these loans with servicing retained and without recourse. Commercial loan participations are also sold by the Bank. Generally these sales are necessary because the loan, if booked in its entirety would exceed the legal lending limit of the Bank. The Bank’s loan purchases are generally commercial, commercial real estate and construction loan participations from community bank sources. These loans have various terms and maturities from one to five years. The purchased loans are subject to the same credit standards and fall under the same approval guidelines that loans originated by our lending staff meet.

The table below indicates the Bank’s origination and sales of loans during the periods indicated.

	Year Ended December 31,
	2003	2002
	(Dollars in Thousands)
Total gross loans receivable at beginning of period	$194,189	$188,285

Loans originated:
Residential (1-4 family) mortgage	10,927	9,133
Commercial, primarily real estate mortgage	179,803	141,346
Real estate construction	78,979	81,650
Consumer and other installment	8,384	11,242

Total loans originated	278,093	243,371

Loans sold:
Residential (1-4 family)	(11,850)	(6,684)
Commercial	(10,887)	(9,198)

Loans purchased	5,780	3,747

Other loan activity:
Loan principal repayments	(223,723)	(225,332)

Total gross loans receivable at end of period	$231,602	$194,189

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

Nonperforming Loans. The following table sets forth the aggregate amount of restructured loans and loans that were contractually past due more than 90 days as to principal or interest payments as of the dates indicated and which are considered nonperfoming loans.

	At December 31,
	2003	2002
	(Dollars in Thousands)
Nonperforming loans:
Restructured	$—	$480
Nonaccrual (more than 90 days past due)	1,549	217

Total nonperforming loans	$1,549	$698

Ratio of nonperforming loans as a percentage of total loans, net	0.67%	0.36%
Ratio of nonperforming loans as a percentage of total assets	0.52%	0.27%

During the years ended December 31, 2003 and December 31, 2002, gross interest income of $54,000 and $37,000, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 2003 and December 31, 2002, was approximately $108,000 and $213,000, respectively.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At December 31,
	2003	2002
	(Dollars in Thousands)
Total average loans outstanding	$207,594	$193,157

Allowance balance (at beginning of period)	$2,854	$2,149
Provisions for loan losses	540	1,054
Charge-offs:
Real Estate	—	—
Commercial	558	706
Consumer	255	312
Recoveries:
Real Estate	—	—
Commercial	42	659
Consumer	70	10

Allowance balance (at end of period)	$2,693	$2,854

Allowance for loan losses as a percent of net loans receivable at end of period	1.16%	1.47%

Net loans charged off as a percent of average loans outstanding	0.34%	0.18%

Ratio of allowance for loan losses to total loans delinquent 90 days or more at end of period	174%	1069%

Ratio of allowance for loan losses to total loans delinquent 90 days or more and other nonperforming assets at end of period	150%	382%

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

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value. The Bank had real estate owned at December 31, 2003 of $250,000, all of which was commercial property.

Investment Activities

The Bank invests in specified short-term securities, mortgage backed securities, certain other investments and the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank’s mortgage backed securities portfolio consists of participation certificates issued by FNMA and secured by interests in pools of conventional mortgages originated by other financial institutions. The Bank’s equity investment in the FHLB of Atlanta is a requirement of membership and allows the Bank to borrow from the FHLB of Atlanta at favorable overnight and long-term rates. During the years ended December 31, 2003 and 2002, the Company sold $19 million and $2 million respectively, of available for sale investment securities.

The following table sets forth certain information relating to the Company’s investment securities portfolio at the dates indicated. All of the Company’s securities are classified as available for sale.

	At December 31,
	2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and U.S. Government agency obligations	$26,074	$26,146	$28,045	$28,311
Municipal securities	3,207	3,488	3,556	3,775
Mortgage-backed securities	6,932	6,890	1,466	1,484

Total investment and mortgage-backed securities portfolio	$36,213	$36,524	$33,067	$33,570

Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company’s investment and mortgage-backed securities portfolio at December 31, 2003. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2003
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and U.S. Government agency obligations	—	—	$19,415	2.88%	$6,659	4.45%	—	—	$26,074	3.28%	$26,146
Mortgage backed-securities	—	—	762	2.73%	4,579	3.46%	1,591	2.86%	6,932	2.95%	6,890
Municipal securities (1)	—	—	394	4.14%	648	4.92%	2,165	5.18%	3,207	5.00%	3,488

Total investment and mortgage-backed securities portfolio	—		$20,571		$11,886		$3,756		$36,213		$36,524

(1)	The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

Source of Funds

General. The major sources of the Bank’s funds for lending and other investment purposes are deposits, scheduled principal repayments, and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank also has access to advances from the FHLB of Atlanta and correspondent banks. In addition, the Company had access to additional funds through short-term borrowings on its line of credit. In early 2002, the Company sold trust preferred securities and used the proceeds to eliminate the borrowings and add an additional source of funds.

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

The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity at December 31, 2003

Maturity	Amount
(Dollars in Thousands)
3 months or less	$10,202
3-6 months	8,797
6-12 months	13,728
Over 12 months	1,358

$34,085

Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank’s stock in the FHLB of Atlanta and a portion of the Bank’s first mortgage loans and certain other assets. At December 31, 2003, the Bank had outstanding FHLB advances of $15 million At December 31, 2001, the Company had $2 million drawn on a line of credit with a correspondent bank. The Company used the proceeds from these loans to infuse additional capital to the Bank. The line of credit was repaid and closed February 2, 2002, with a portion of the funds received from the sale of floating rate trust preferred securities. The Company subsequently replaced that line of credit with a new line with a different correspondent bank. This line is a $1 million line with no funds drawn at December 31, 2002 or December 31, 2003. Total available lines of credit at December 31, 2003, were $44 million with $15 million drawn.

Off Balance Sheet Items

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. See footnote 11 in the audited financial statements for further details.

Subsidiary Activity

Late in the first quarter of 2004, the Company requested and was granted permission by the Federal Reserve Bank for Tier I capital treatment of a $4.5 million dollar trust preferred issue that it is currently pursuing. The Company is in the very early stages and therefore the certainty of the success of this transaction is in question at this time.

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

Personnel

As of December 31, 2003 the Bank had 105 full-time and 7 part-time employees. The Company does not have any employees other than officers who also are employees of the Bank. A collective bargaining group does not represent the Bank’s or the Company’s employees.

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

Change in Control. Generally, the BHC Act and the Change in Bank Control Act, together with applicable federal regulations, require the Federal Reserve to grant prior approval to any person or company acquiring “control” of a bank holding company. Control is presumed conclusively to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is presumed, subject to rebuttal, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities of a bank holding company and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; as amended; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under the Securities Exchange Act of 1934.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to comply with capital adequacy standards set by the regulators and the requirement that the Bank maintain capital at least equal to a liquidation account created at the time a predecessor to the Bank converted from mutual to stock form. The GDBF must approve any dividend payments that would exceed 50% of the Bank’s net income for the prior year.

At December 31, 2003, the Bank could pay a cash dividend to the Company of approximately $1.3 million without obtaining prior regulatory approval. It is anticipated that the Bank will pay dividends to the Company in the approximate amount of $500,000 for the purpose of funding the Company’s payment obligations with respect to the outstanding junior subordinated debentures and the related trust preferred securities and the payment of cash dividends to shareholders. Pursuant to the terms of the debentures and the Capital Securities, the Company has the right to defer the quarterly interest payments under the debentures and the Capital Securities for up to 20 consecutive quarterly periods. However, during any period in which the Company defers interest payments on the debentures, the Company may not pay a dividend or make any other payment or distribution on its common stock.

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

The minimum guideline for the ratio (the “Total Risk-Based Capital Ratio”) of total capital (“Total Capital”) to risk-weighted assets is 8%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier I Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves (“Tier 2 Capital”). At December 31, 2003, the Company’s consolidated total risk-based capital ratio and its Tier I risk-based capital ratio (i.e., the ratio of Tier I Capital to risk-weighted assets) were 10.78% and 9.73%, respectively. See Note 15 to the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 to this report for additional information.

In addition, the Federal Reserve and the FDIC have adopted substantially identical regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier I capital to total assets less goodwill (the “Leverage Ratio”). Depending on the risk profile of the institution and other factors, the regulatory agencies may require a Leverage Ratio 1% to 2% higher than the minimum 3% level. Generally, bank holding companies are required to maintain a leverage ration of at least 4%. At December 31, 2003, our leverage ratio was 8.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier I Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2003. In 2002, the Company, through private placement of trust preferred securities issued by its subsidiary CCF Capital Trust I, a Delaware business trust, raised gross proceeds of $4 million. The trust preferred securities issued are considered tier I capital for regulatory capital purposes and the transaction is reported as a long-term debt obligation of the Company. For further information on this transaction refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report to Stockholders included as Exhibit 13 to this report.

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

The capital levels covered by each capital category are as follows:

Capital Category	Tier I Capital	Total Risk-Based Capital	Tier I Risk-Based Capital
Well Capitalized	5% or more	10% or more	6% or more
Adequately Capitalized	4% or more	8% or more	4% or more
Significantly Undercapitalized	Less than 4%	Less than 6%	Less than 3%
Critically Undercapitalized	2% or less tangible equity	—	—

For purposes of the regulation, the term “tangible equity” includes core capital elements counted as Tier I Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

At December 31, 2003, the Bank had the requisite capital levels to qualify as well capitalized.

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

Based on the Bank’s risk classification, the Bank was not required to pay an assessment for deposit insurance in 2003, nor will it be required to pay a deposit insurance assessment in 2004. The Bank was required to pay the Bank Insurance Fund Financing Corporation (“FICO”) assessment in 2003 and will also pay this assessment in 2004. The FICO assessment rate is set quarterly, and is $1.54 per $100 of Bank deposits for the first quarter of 2004.

Community Reinvestment Act. The Community Reinvestment Act (“the CRA”) requires that the federal financial institution regulators examine the record of each financial institution under their supervision to determine whether the institution is meeting the credit needs of the institution’s local community, including low and moderate-income neighborhoods and borrowers. An institution’s CRA record is considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to comply with the CRA could submit the Bank to additional requirements and limitations. The Bank was last examined for CRA compliance as of September 22, 1999, and received a CRA rating of “Satisfactory”.

Other Rules and Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

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

In addition, the Georgia Fair Lending Act (“GAFLA”) imposes certain restrictions and procedural requirements on most mortgage loans made in the state of Georgia, including home equity loans and lines of credit. However, on August 5, 2003, the Office of the Comptroller of the Currency (“the OCC”), the primary federal regulator for national banks, determined that federal law preempts the entirety of GAFLA as to national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC determines that federal law preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

Anti-Terrorism Legislation. In the wake of the tragic events of September 11, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (“the Act”). Under the Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with certain financial institutions and bank customers.

Section 326 of the Act, and regulations implementing this Section, required the Bank to establish by October 1, 2003, and maintain thereafter, a written Customer Identification Program (“CIP”) as a part of the Bank’s Bank Secrecy Act program. The Bank adopted and implemented a CIP to comply with the Act and its implementing regulations prior to the effective date of the CIP regulations.

Consumer Credit Reporting Legislation. On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the “FACT Act”). The FACT Act amends the Fair Credit Report Act (the “FCRA”) to require, among other things, that:

•	Financial institutions develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	Lenders using consumer reports provide a new notice to consumers if the lenders use risk-based credit pricing programs;

•	Entities that furnish information to consumer reporting agencies implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	Mortgage lenders disclose credit scores to mortgage loan applicants.

The FACT Act also generally prohibits a business that receives consumer information from an affiliate from using that information for solicitations for marketing purposes, unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such purposes.

Certain FACT Act requirements are effective in February 2004, while others are not effective until the fourth quarter of 2004, or even later. The Company and the Bank will implement policies and procedures to comply with the applicable requirements of the FCRA, as amended by the FACT Act, prior to the effective dates of each of the requirements.

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

The Company owns one parcel of real property with a book value of $401,000. This is a vacant lot on Highway 19&41 South in Lovejoy, Georgia, which is being held as a possible future branch location. The Company utilizes the offices of the Bank. The Bank operates from its main office and five branch offices, all of which are owned by the Bank.

Main Office.

The Bank’s main office is located at 101 North Main Street, Jonesboro, Georgia 30236. The building is on a leased land site. This lease is a 30-year land lease expiring in 2027. The Main Office, originally built in 1968 is undergoing extensive renovations in 2004. In 2003, the Bank purchased the property adjoining the building’s location. This property is located at 2607 West Mill Street and has a net book value of $201,000.

The net book value of the building and equipment as of December 31, 2003, was $642,000 and $324,000 respectively.

The Bank obtains rental income through the leasing of space in its main building, its Towne Center office and a building on the Georgia Highway 155 property in Henry County. During the fiscal years ended December 31, 2003 and December 31, 2002, such rental income was $20,000 and $26,000 respectively. The property on Highway 155 in Henry County was sold in February 2002.

Fayetteville Office.

The Bank’s Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia, 30214.

The net book value of the land, building, and equipment at 440 North Jeff Davis Drive location as of December 31, 2003, was $267,000, $941,000, and $149,000 respectively.

Forest Park Office.

The Bank’s Forest Park office is located at 822 Main Street (formally 4895 Evans Drive), Forest Park Georgia, 30298.

The net book value of the land, building, and equipment at 822 Main Street as of December 31, 2003, was $78,000, $282,000, and $107,000, respectively.

McDonough Office.

The Bank’s McDonough office is located at 203 Keys Ferry Street, McDonough, Georgia, 30253. In addition to this property, at December 31, 2001, the Bank also owned two lots on Georgia Highway 155 and Georgia Highway 20/81 in Henry County. The Bank purchased these properties for future expansion. The property on Georgia Highway 155 was sold in February 2002. The Georgia Highway 20/81 property was sold to a group of investors in December 2002. The Company entered into a long-term lease agreement with the investors for a branch facility that opened in August 2003 and is described below under Heritage Plaza Office.

The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2003, was $335,000, $825,000, and $116,000 respectively.

Morrow Office

The Bank’s Morrow office was located at 2394 Lake Harbin Road, Morrow, Georgia, 30260. This office closed on June 30, 2001 and the property was sold in 2003.

Towne Center Office

The Bank’s Towne Center Office is located at 855 Highway 85 South in Fayetteville, Georgia. This office opened in November 2001.

The net book value of the land, building and equipment on December 31, 2003 was $527,000, $706,000, and $139,000, respectively.

Heritage Plaza Office

The Bank’s Heritage Plaza Office is located at 860 Highway 20/81 West in McDonough, Georgia. This office opened in August 2003. The office is located in a building leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2003 was $142,000, and $155,000, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information contained under the section captioned “Stock Market Information” in the Company’s 2003 Annual Report to Shareholders (the “Annual Report”) included as Exhibit 13 to this Annual Report on Form 10-KSB is incorporated herein by reference. The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy – Regulatory Capital” in the Annual Report is incorporated herein by reference.

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

Item 8A. Controls and Procedures

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership” in the Company’s definitive proxy statement for the Company’s 2004    Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of our executive officers and employees. The Code of Business Conduct and Ethics is posted on the Company’s web site at www.heritage24.com and is also attached to this report as Exhibit 14. A copy of the Code of Business Conduct and Ethics may be obtained without charge upon written request to the Secretary of the Company.

The Audit Committee has at least one financial expert, Roy V. Hall, who is also an independent director and the Chairman of the Audit Committee.

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

(d)	Related Stockholder Matters

The following table outlines our securities authorized for issuance under equity compensation plans as of December 31, 2002.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	260,367	$9.90	62,585

Equity compensation plans not approved by security holders	—	—	—

Total

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

Item 13. Exhibits, List and Reports on Form 8-K

(a)(1) The following report and statements are included in the financial statement section of the Annual Report and are incorporated herein by reference:

1. Report of Porter Keadle Moore, L.L.P.

2. CCF Holding Company and Subsidiary

(a)	Consolidated Balance Sheets at December 31, 2003 and December 31, 2002

(b)	Consolidated Statements of Earnings for the years ended December 31, 2003 and December 31, 2002

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003 and December 31, 2002

(d)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and December 31, 2002

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002

(f)	Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Annual Report on Form 10-KSB or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1	Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.13	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.14	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.15	Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5(a)	Employment Agreement with David B. Turner, dated January 26, 1995 (incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996)*

10.5(b)	Employment Agreement with David B. Turner, dated January 1, 1999 (incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.5(c)	Employment Agreement with David B. Turner, dated January 1, 2001 (incorporated by reference to exhibit 10.3B to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.5(d)	Employment Agreement with David B. Turner, dated January 1, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.5(e)	Employment Agreement with David B. Turner, dated January 1, 2003*

10.6(a)	Employment Agreement with Leonard A. Moreland, dated July 15, 1996 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)*

10.6(b)	Employment Agreement with Leonard A. Moreland, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.6(c)	Employment Agreement with Leonard A Moreland, dated January 1, 2001 (incorporated by reference to exhibit 3.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.6(d)	Employment Agreement with Leonard A Moreland, dated January 1, 2002 (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.6(e)	Employment Agreement with Leonard A. Moreland, dated January 1, 2003*

10.7(a)	Change in Control Severance Agreement with Richard P. Florin, dated December 2, 1996 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)*

10.7(b)	Change in Control Severance Agreement with Richard P. Florin, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.7(c)	Change in Control Severance Agreement with Richard P. Florin, dated January 1, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.7(d)	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003*

10.8(a)	Change in Control Severance Agreement with Jack Bowdoin, dated July 8, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.8(b)	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2002 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.8(c)	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003*

10.9(a)	Change in Control Severance Agreement with John Westervelt dated January 1, 2001 (incorporated by reference to exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.9(b)	Change in Control Severance Agreement with John Westervelt, dated January 1, 2002 (incorporated by reference to exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.9(c)	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003*

10.10(a)	Change in Control Severance Agreement with Edith W. Stevens, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.10(b)	Change in Control Severance Agreement with Edith W. Stevens, dated January 1, 2002 (incorporated by reference to exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.10(c)	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003*

10.11(a)	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.11(b)	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2002 (incorporated by reference to exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.11(c)	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003*

10.12(a)	Change in Control Severance Agreement with Tommy Segers, dated April 19, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.12(b)	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2002 (only those portions incorporated by reference in this document are deemed filed)

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (see signature page to this Annual Report on Form 10-KSB)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 9, 2003 reporting that is issued a press release providing its current expectations for its financial performance for the quarter ended September 30, 2003. A copy of this press release is attached as Exhibit 99.1 to the Form 8-K.

(c) Exhibits to this Annual Report on Form 10-KSB are attached or incorporated by reference as stated above.

Item 14. Principal Accountant Fees and Services

The information contained under the section captioned “Proposal II – Ratification of Appointment of Auditors” is the Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Dated: March 29, 2004	By:	/s/ David B. Turner
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

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2004.

By:	/s/ David B. Turner	By:	/s/ John B. Lee, Jr
	David B. Turner		John B. Lee, Jr.
	President, Chief Executive Officer, and		Chairman of the Board
Director (Principal Executive Officer)

By:	/s/ Edwin S. Kemp, Jr.	By:	/s/ Charles S. Tucker
	Edwin S. Kemp, Jr.		Charles S. Tucker
	Secretary, Treasurer and Director		Director

By:	/s/ John T. Mitchell	By:	/s/ Mary Jo Rogers
	John T. Mitchell		Mary Jo Rogers
	Director		Senior Vice President and Chief Financial
Officer (Principal Accounting and
Financial Officer)

By:	/s/ Roy V. Hall	By:	/s/ Leonard A. Moreland
	Roy V. Hall		Leonard A. Moreland
	Director		Executive Vice President and Director