Form 10KSB/A
period 2003-12-31
CCF HOLDING CO
filed 2004-03-31
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

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

Common Stock, par value $0.10 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.    ☒

State issuer’s revenues for its most recent fiscal year. $17.8 million.

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

Explanatory Note

This Form 10-KSB/A is being filed to include Exhibit 13 which was inadvertently omitted from the Form 10-KSB by our filing agent. The only differences between this Form 10-KSB/A and the Form 10-KSB as originally filed is the inclusion of Exhibit 13, the change of certain references from “Form 10-KSB” to “Form 10-KSB/A” and the change in the date on the signature page of the Form 10-KSB and the certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2, all of which changes have been made as a result of the inadvertent omission and subsequent need for filing this Form 10-KSB/A. Additionally, the Company is filing herewith a consent of Porter Keadle Moore, LLP, the Company’s independent public accountants, under Exhibit 23.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II hereof.

2. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

CCF Holding Company (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB/A and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The information contained under the section captioned “Stock Market Information” in the Company’s 2003 Annual Report to Shareholders (the “Annual Report”) included as Exhibit 13 to this Annual Report on Form 10-KSB/A is incorporated herein by reference. The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy – Regulatory Capital” in the Annual Report is incorporated herein by reference.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The Company’s consolidated financial statements in the Annual Report are incorporated herein by reference. These statements are listed under Item 13 of this Annual Report on Form 10-KSB/A.

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

(a)(3) Exhibits are either filed or attached as part of this Annual Report on Form 10-KSB/A or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1	Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.13	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.14	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.15	Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5(a)	Employment Agreement with David B. Turner, dated January 26, 1995 (incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996)*

10.5(b)	Employment Agreement with David B. Turner, dated January 1, 1999 (incorporated by reference to exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.5(c)	Employment Agreement with David B. Turner, dated January 1, 2001 (incorporated by reference to exhibit 10.3B to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.5(d)	Employment Agreement with David B. Turner, dated January 1, 2002 (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.5(e)	Employment Agreement with David B. Turner, dated January 1, 2003* (incorporated by reference to exhibit 10.5(e) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.6(a)	Employment Agreement with Leonard A. Moreland, dated July 15, 1996 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)*

10.6(b)	Employment Agreement with Leonard A. Moreland, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.6(c)	Employment Agreement with Leonard A Moreland, dated January 1, 2001 (incorporated by reference to exhibit 3.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.6(d)	Employment Agreement with Leonard A Moreland, dated January 1, 2002 (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.6(e)	Employment Agreement with Leonard A. Moreland, dated January 1, 2003* (incorporated by reference to exhibit 10.6(e) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.7(a)	Change in Control Severance Agreement with Richard P. Florin, dated December 2, 1996 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)*

10.7(b)	Change in Control Severance Agreement with Richard P. Florin, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998)*

10.7(c)	Change in Control Severance Agreement with Richard P. Florin, dated January 1, 2002 (incorporated by reference to exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.7(d)	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003* (incorporated by reference to exhibit 10.7(d) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.8(a)	Change in Control Severance Agreement with Jack Bowdoin, dated July 8, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.8(b)	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2002 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.8(c)	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003* (incorporated by reference to exhibit 10.8(c) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.9(a)	Change in Control Severance Agreement with John Westervelt dated January 1, 2001 (incorporated by reference to exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)*

10.9(b)	Change in Control Severance Agreement with John Westervelt, dated January 1, 2002 (incorporated by reference to exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.9(c)	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003* (incorporated by reference to exhibit 10.9(c) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.10(a)	Change in Control Severance Agreement with Edith W. Stevens, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.10(b)	Change in Control Severance Agreement with Edith W. Stevens, dated January 1, 2002 (incorporated by reference to exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.10(c)	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003* (incorporated by reference to exhibit 10.10(c) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.11(a)	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.11(b)	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2002 (incorporated by reference to exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002)*

10.11(c)	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003* (incorporated by reference to exhibit 10.11(c) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.12(a)	Change in Control Severance Agreement with Tommy Segers, dated April 19, 1999 (incorporated by reference to exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ending June 31, 1999)*

10.12(b)	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003* (incorporated by reference to exhibit 10.12(b) to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

13	Annual Report to Shareholders for the fiscal year ended December 31, 2003 (only those portions incorporated by reference in this document are deemed filed)

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (see signature page to this Annual Report on Form 10-KSB/A)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 9, 2003 reporting that is issued a press release providing its current expectations for its financial performance for the quarter ended September 30, 2003. A copy of this press release is attached as Exhibit 99.1 to the Form 8-K.

(c) Exhibits to this Annual Report on Form 10-KSB/A are attached or incorporated by reference as stated above.

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

CCF HOLDING COMPANY

Dated: March 30, 2004	By:	/s/ David B. Turner
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

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

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