Form 10QSB
period 2004-03-31
CCF HOLDING CO
filed 2004-05-17
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 10, 2004, 1,470,125 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,284,014	10,294,292
Interest-bearing deposits in other financial institutions	1,710,804	1,349,804
Federal funds sold	21,198,827	2,361,632

Cash and cash equivalents	33,193,645	14,005,728

Interest-bearing time deposits in other financial institutions	1,089,010	1,386,075
Investment securities available for sale	38,407,416	36,524,205
Federal Home Loan Bank stock, at cost	750,000	750,000
Loans, net	247,054,207	228,334,366
Premises and equipment, net	7,577,104	7,185,756
Accrued interest receivable	1,122,050	1,123,890
Cash surrender value of life insurance	4,686,946	4,620,438
Other assets	1,778,197	1,729,205

Total assets	$335,658,575	295,659,663

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$30,457,262	27,855,720
Interest bearing demand deposits	99,082,565	90,383,872
Savings accounts	7,908,012	7,689,032
Time deposits less than $100,000	108,756,959	89,623,330
Time deposits greater than $100,000	41,134,410	34,084,868

Total deposits	287,339,208	249,636,822

Securities sold under agreement to repurchase	1,654,016	3,220,798
Federal Home Loan Bank advances	15,000,000	15,000,000
Subordinated debentures	8,500,000	4,000,000
Accrued interest payable and other liabilities	2,850,066	4,136,044

Total liabilities	315,343,290	275,993,664

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 1,470,125 issued and outstanding in 2004; 1,467,957 shares issued and outstanding in 2003.	146,911	146,862
Additional paid-in capital	9,050,860	9,030,932
Retained earnings	10,781,221	10,286,108
Accumulated other comprehensive income	336,293	202,097

Total shareholders’ equity	20,315,285	19,665,999

Total liabilities & shareholders’ equity	$335,658,575	295,659,663

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest and dividend income:
Interest and fees on loans	$4,064,569	3,581,042
Interest bearing deposits in other financial institutions and federal funds sold	23,179	46,693
Interest and dividends on taxable investment securities	266,697	229,712
Interest on nontaxable investment securities	40,035	44,193

Total interest and dividend income	4,394,480	3,901,640

Interest expense:
Deposit accounts	1,103,283	1,199,966
Other borrowings	138,524	96,425

Total interest expense	1,241,807	1,296,391

Net interest income	3,152,673	2,605,249

Provision for loan losses	290,000	135,000

Net interest income after provision for loan losses	2,862,673	2,470,249

Other income:
Service charges on deposit accounts	261,596	216,408
Gain on sale of loans	—	16,433
Gain on sale of investment securities	1,087	34,468
Other	150,441	166,335

Total other income	413,124	433,644

Other expenses:
Salaries and employee benefits	1,464,861	1,208,932
Occupancy	410,827	398,110
Other	536,801	470,434

Total other expenses	2,412,489	2,077,476

Earnings before income taxes	863,308	826,417

Income tax expense	280,000	265,480

Net earnings	$583,308	560,937

Basic earnings per share	$0.40	0.38

Diluted earnings per share	$0.36	0.35

Weighted average shares outstanding – basic	1,467,962	1,467,957

Weighted average shares outstanding – diluted	1,556,981	1,586,650

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net earnings	$583,308	560,937

Other comprehensive income:
Unrealized holding gains (losses) on investments available for sale	207,543	(27,695)
Associated taxes	(72,640)	9,958
Reclassification adjustment for gains included in earnings	(1,087)	(34,468)
Associated taxes	380	12,742

Total other comprehensive income (loss)	134,196	(39,463)

Total comprehensive income	$717,504	521,474

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$583,308	560,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	290,000	135,000
Depreciation, amortization, and accretion, net	164,037	210,244
Net gain on sale of investment securities	(1,087)	(34,468)
Net loss on sale of other real estate	41,009	—
Net gain on sale of loans	—	(16,434)
Net gain on sale of premises and equipment	—	(4,700)
Increase in cash surrender value of life insurance	(66,508)	(69,711)
Decrease in accrued interest receivable	1,840	21,250
Increase in other assets	(286,991)	(176,269)
(Decrease) increase in other liabilities	(1,285,976)	487,987

Net cash (used in) provided by operating activities	(560,368)	1,113,836

Cash flows from investing activities:
Proceeds from maturing investment securities- available for sale	8,095,800	17,173,106
Purchases of investment securities-available for sale	(10,562,486)	(13,156,681)
Proceeds from sales of investment securities-available for sale	1,000,000	505,766
Proceeds from sales of real estate owned	196,991	386,770
Loan originations, net	(23,016,795)	(13,689,773)
Proceeds from sale of other assets owned	—	199,025
Proceeds from sale of loans	4,006,954	5,232,245
Purchases of premises and equipment	(539,562)	(261,161)

Net cash used in investing activities	(20,819,098)	(3,610,703)

Cash flows from financing activities:
Net increase in savings and demand deposit accounts	11,519,215	3,333,302
Net increase (decrease) in certificates of deposit	26,183,169	(737,820)
Net decrease in securities sold under agreements to repurchase	(1,566,782)	(205,270)
Proceeds from the issuance of trust preferred securities	4,500,000	—
Dividends paid	(88,196)	(73,338)
Common stock issued through exercise of options	19,977	7,773
Common stock repurchased	—	(12,248)

Net cash provided by financing activities	40,567,383	2,312,399

Increase (decrease) in cash and cash equivalents	19,187,917	(184,468)

Cash and cash equivalents at beginning of period	14,005,728	22,698,187

Cash and cash equivalents at end of period	$33,193,645	22,513,719

Supplemental disclosure of cash flow information:
Interest paid	$1,199,805	1,217,724

Income taxes paid	$560,000	27,500

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2004 and 2003 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results for the entire year ending December 31, 2004.

2.	Stock Compensation Plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation expense is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the period ended March 31, 2004, and 2003, would have been reduced to the pro forma amounts indicated below:

		2004	2003
Net earnings	As reported	$583,308	560,937
	Pro forma	$579,695	556,819

Basic earnings per share	As reported	$.40	.38
	Pro forma	$.40	.38

Diluted earnings per share	As reported	$.38	.35
	Pro forma	$.36	.35

The difference between the net earnings as reported and pro forma is the expense associated with the option grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value of the respective option at the time of grant, net of tax effect. No options have been granted since December 31, 2003.

3. Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

4. Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period unaudited consolidated financial statements.

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended March 31, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$583,308	1,467,962	$0.40
Effect of dilutive common stock issuances:
Stock options	—	162,806	(0.04)

Diluted earnings per share	$583,308	1,630,768	$0.36

For the three-months ended March 31, 2003

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$560,937	1,467,957	$0.38
Effect of dilutive common stock issuances:
Stock options	—	119,693	(0.03)

Diluted earnings per share	$560,937	1,586,650	$0.35

6. Dividends Payable

On March 17, 2004, the Company declared a $0.06 dividend per share to shareholders of record on April 2, 2004, with a payment date of April 19, 2004.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Assets - The Company’s total assets increased by 13.5%, or $40.0 million, between December 31, 2003, and March 31, 2004. Net loans receivable increased 8.2% to $247 million at March 31, 2004, up $18.7 million from $228.3 million at December 31, 2003. The Company’s loan growth includes approximately $9.1 million in commercial and commercial real estate loans and $1.7 million in construction real estate loans, partially offset by a decrease in the outstanding balances of indirect and other consumer loans of $1.8 million. The increase in the loan growth during the first quarter is a reflection of current loan demand in our market combined with the production generated by three loan officers added to our staff during the last quarter of 2003.

Federal funds sold increased $18.8 million in the three-month period ending March 31, 2004. This increase was due to a campaign to raise certificates of deposit to be used to support loan growth and provide additional funds needed to improve the Bank’s liquidity position.

Liabilities - Total deposits during the three-months ended March 31, 2004, grew to $287.3 million, an increase of $37.7 million, or 15.1%, from $249.6 million at December 31, 2003. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $129.5 million, an increase of $11.3 million or 9.6% from $118.2 million at December 31, 2003. Heritage Bank, a commercial bank chartered by the State of Georgia and a wholly owned subsidiary of the Company (the “Bank”), continues to stress transaction account growth in its marketing strategy. Time deposits increased during the three-month period from $123.7 million at December 31, 2003, to $149.9 million at March 31, 2004, an increase of 21.1%, or $26.2 million. This increase was necessary to fund loan growth and improve the Bank’s liquidity position. Certificates of deposit were raised locally through a campaign, which generated $10 million in time deposits. This was supplemented by $23 million in certificates of deposits generated nationally from financial institutions, partially offset by liquidations in the normal course of business. These certificates are of one year or less in maturity and provide funding at a lower rate than local certificate campaign require. Repurchase accounts decreased during the period by $1.6 million, or 48.7%, from $3.2 million at December 31, 2003, to $1.7 million at March 31, 2004.

On March 30, 2004, the Company completed its second offering of subordinated debentures. This increased the balance of subordinated debentures from $4.0 million at December 31, 2003, to $8.5 million at March 31, 2004. See “Part II, Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities” elsewhere in this report.

Shareholders’ Equity - Shareholders’ equity increased $649,000, or 3.3%, from $19.7 million at December 31, 2003, to $20.3 million at March 31, 2004. This increase was the result of the net income of $583,000 in the first quarter of 2004, as well as an increase in the accumulated other comprehensive income of $134,000, which was partially offset by the declaration of a $0.06 per share dividend totaling $88,000. The ratio of shareholders’ equity as a percentage of total assets was 6.1% at March 31, 2004. At December 31, 2003, the ratio was 6.7%. Book value per share increased from $13.39 at December 31, 2003, to $13.83 at March 31, 2004. This increase is primarily attributable to the net income for the first quarter of 2004.

Comparison of Operating Results for the Three-months Ended March 31, 2004 and March 31, 2003

Net Earnings - The Company had net earnings of $583,000 for the three-month period ended March 31, 2004, compared to net earnings of $561,000 in the same three-month period in 2003. This represents an increase in net earnings of $22,000, or 4.0%.

Net Interest Income - Net interest income for the three-month period ended March 31, 2004, increased from $2.6 million in 2003, to $3.2 million for the same period in 2003. Interest expense decreased $55,000 from $1.3 million in the period ending March 31, 2003, to $1.2 million for the three-month period ended March 31, 2004. The decrease is due primarily to the overall decline in interest rates and the continuing repricing of certificates of deposits during the last twelve-month period. This was partially offset by the increase in the Federal Home Loan Bank (FHLB) interest expense on advances from $96,000 in the period ending March 31, 2003, to $139,000 in the period ending March 31, 2004. FHLB advances increased from $5 million at March 31, 2003, to $15 million at March 31, 2004. The Bank borrowed the additional $10 million in July 2003 to provide funding for loan growth. The recovery from the declines in interest rates, when combined with the shift in deposit categories, increased the margin in the quarter ending March 31, 2004, to 4.30%, from 4.25% in the quarter ended March 31, 2003. In the short-term, due to a negative gap, the Bank would experience a decline in net interest income during a rising rate environment. The effect of such a decline, if it occurs, would be minimal, as most of the Bank’s deposits and loans have already repriced.

Provision for Loan Losses - The Bank’s provision for loan losses increased for the three-month period ended March 31, 2004, to $290,000 from $135,000 in the period ending March 31, 2003. The loan loss reserve balance at March 31, 2004, was $2.9 million or 1.16% of loans outstanding. For the period ending March 31, 2003, the loan loss reserve was $2.8 million or 1.41% of loans outstanding. The balance in the loan loss reserve did not increase substantially despite the increased allocations discussed above due primarily to the charge off of two commercial loans in the third quarter of 2003 that had been restructured and carried as non-performing since September 2002. One of these loans continues to pay as agreed under the restructure, but will now be handled as a recovery. The second loan was charged-off as a part of a negotiated settlement.

Based on the Bank’s internal calculation the allowance for loan losses is adequate but additional provisions, which exceed budgeted provisions, may be required during the remainder of 2004 due to the growth in loans experienced in the last six months. Management will continue to monitor and adjust the allowance as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, condition of borrowers, and continued monitoring of local economic conditions, as well as, any other external factors.

Non-performing loans totaled $4.3 million at March 31, 2004, which equaled 1.7% of loans outstanding. This compares to $933,000, or 0.46% at March 31, 2003. The increase in non-performing loans is primarily due to the Bank purchasing the note of another lender in January 2004 totaling $1.4 million which is secured by a lien on commercial real estate that also secures another note held by the Bank. The note already held by the Bank in the amount of $1.3 million was reported as a non-performing asset in the Company’s press release dated January 12, 2004. Based on current appraisals of this property, the Bank does not expect a substantial loss although the Bank can offer no assurances. Both notes are currently non-performing on the Bank’s books. In addition to the above mentioned relationship, the Bank has another lending relationship totaling $1.3 million that has been in a workout status for several months that was moved to non-performing late during the first quarter of 2004. This relationship is also secured by real estate and based on appraisals the Bank expects little, if any loss.

Other Income - Service charges on deposit accounts increased $45,000, or 20.9% from $216,000 at March 31, 2003 to $262,000 for the same three-month period ending March 31, 2004. Other income for the three-month period ending March 31, 2003, includes a net gain of $34,000 on the sale of an investment security and net gains of $16,000 were recognized on sale of loans. In contrast, the period ending March 31, 2004, had net gains of $1,000 on the sale of investment securities. Additionally, other income for each period includes income on bank owned life insurance of $70,000.

Other Expenses - Other expenses for the three-month period ended March 31, 2004, increased $335,000, or 16.1%, from $2.1 million for the three-month period ended March 31, 2003, to $2.4 million for the same period in 2004. Salaries and employee benefits increased to $1.5 million for the three-month period ended March 31, 2004, compared to $1.2 million during the same three-month period in 2003, an increase of $256,000 or 21.2%. Salaries increased $135,000, or 15.7%, for the period ending March 31, 2004, due in part to the opening of the Heritage Plaza branch on Highways 20 & 81 in McDonough Georgia in August 2003. Additional increases in salaries are due to annual raises, which averaged 3%, and the hiring of three loan production officers in the last quarter of 2003. Expenses related to employee group insurance increased $34,000, or 44.3%, for the period ending March 31, 2004, over the period ending March 31, 2003. The increase in expenses related to the deferred compensation benefit was due to a change in accounting. The Bank had been accounting for the expense based on the amount payable to the participant as of the end of the reporting period. Under the revised accounting, required by the Bank’s regulators, the aggregate liability must be recognized over the expected service period of the employee. As a result of the change in accounting, the Bank recognized an increase in expense of $48,000.

Liquidity - The Bank’s short-term liquidity was 18.03% on March 31, 2004. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $52.3 million at March 31, 2004, with $15.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Capital Ratios – Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of March 31, 2004, total risk based capital ratios were 10.03% for the Bank and 11.98% for the consolidated company. Tier 1 capital to risk weighted assets was 8.93% for the Bank and 10.17% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 7.52% for the Bank and 8.59% for the consolidated company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

On March 30, 2004, the Company, through a subsidiary, completed a private placement of $4,500,000 of floating rate trust preferred securities (the “Capital Securities”).

In that offering:

(1)	The Company organized CCF Capital Trust II, a Delaware statutory trust (the “Trust”). The Trust is governed by an Amended and Restated Trust Agreement dated March 30, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (the “Trustee”), and the administrators of the Trust named in the Amended and Restated Trust Agreement.

(2)	The Company issued and sold to the Trust approximately $4,500,000 in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture dated as of March 30, 2004, by and between the Company and Wilmington Trust Company, as Trustee (the “Indenture”).

(3)	The Trust issued and sold to outside investors $4,640,000 of Capital Securities with a maturity date of March 30, 2034 and a liquidation value of $50,000 per Capital Security.

(4)	The Trust issued and sold to the Company $140,000 of its common securities, making the Company the only holder of the Trust’s common securities.

(5)	The Trust used the proceeds from the sale of the Capital Securities and the common securities to purchase the junior subordinated debentures from the Company.

(6)	Under a Guarantee Agreement dated as of March 30, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, the Company fully and unconditionally guaranteed the payments of all amounts due on the Capital Securities, except that the Company’s guarantee is limited to the extent the Trust actually has funds available for payment of distributions and does not apply where the Trust does not have sufficient funds to make payments on the preferred capital securities.

Both the junior subordinated debentures that the Company issued and the Capital Securities and common securities that the Trust issued bear interest at a floating rate equal to the prime rate of interest as announced in the Money Rates section of Eastern Edition of The Wall Street Journal plus 12.5 basis points, payable quarterly on the last business day of each March, June, September and December, with a maturity of December 31, 2034. When the Company makes principal and interest payments to the Trust, as the holder of the junior subordinated debenture, the Trust, in turn makes payment of principal and interest to holders of the Capital Securities and common securities.

The Company received $4,500,000 of gross proceeds from the transaction, and $4,385,125 in net proceeds. The Capital Securities were issued and sold only to “accredited investors”, as such term is defined in Rule 501(a) promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”). The Company and the Trust relied on the exemption from registration provided by Section 4(2) of the Securities Act in reliance upon Rule 506 of Regulation D there under.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Amended and Restated Trust Agreement dated as of March 30, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee

10.2	Guarantee Agreement dated as of March 30, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee

10.3	Junior Subordinated Indenture dated as of March 30, 2004, by and between the Company and Wilmington Trust Company, as Trustee

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 15, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which included as an exhibit thereto the Company’s press release dated January 13, 2004 providing its then current expectations for its financial performance for the quarter ended December 31, 2003, including total assets, net income, basic earnings per share, net interest margin, efficiency ratios, total loans (at end of period), non-performing loans (at end of period), loan loss provision, loan loss reserve (at end of period) and consolidated equity (at end of period). The information contained in the Current Report on Form 8-K was furnished to the Securities and Exchange Commission pursuant to Item 12 of Form 8-K.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: May 14, 2004	BY:	/s/David B. Turner
David B. Turner
President and
Chief Executive Officer

Date: May 14, 2004	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer