Form 10QSB
period 2004-06-30
CCF HOLDING CO
filed 2004-08-16
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 10, 2003, 2,238,122 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CCF HOLDING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,042,724	10,294,292
Interest-bearing deposits in other financial institutions	3,280,529	1,349,804
Federal funds sold	5,261,631	2,361,632

Cash and cash equivalents	16,584,884	14,005,728

Interest-bearing time deposits in other financial institutions	1,089,000	1,386,075
Investment securities available-for-sale	44,575,573	36,524,205
Federal Home Loan Bank stock, at cost	750,000	750,000
Loans, net	253,047,391	228,334,366
Premises and equipment, net	8,266,701	7,185,756
Accrued interest receivable	1,247,971	1,123,890
Cash surrender value of life insurance	4,753,454	4,620,438
Other real estate owned	2,874,899	341,000
Other assets	1,810,957	1,388,205

Total assets	$335,000,830	295,659,663

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$30,746,747	27,855,720
Interest bearing demand deposits	96,574,702	90,383,872
Savings accounts	8,057,556	7,689,032
Time deposits less than $100,000	109,619,933	89,623,330
Time deposits greater than $100,000	40,491,732	34,084,868

Total deposits	285,490,670	249,636,822

Securities sold under agreement to repurchase	2,860,723	3,220,798
Federal Home Loan Bank advances	15,000,000	15,000,000
Notes payable	8,500,000	4,000,000
Other liabilities	2,484,024	4,136,044

Total liabilities	314,335,417	275,993,664

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 2,221,308 issued and outstanding in 2004; 2,202,940 shares issued and outstanding in 2003	222,131	220,294
Additional paid in capital	8,921,226	8,957,500
Retained earnings	11,662,790	10,286,108
Accumulated other comprehensive (loss) income	(288,821)	202,097

Total shareholders’ equity	20,665,413	19,665,999

	$335,000,830	295,659,663

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$4,206,729	3,621,052	8,271,298	7,202,095
Interest-bearing deposits in other financial institutions and federal funds sold	37,943	58,488	61,121	105,181
Interest and dividends on taxable investment securities	310,566	224,758	577,263	484,430
Interest on nontaxable investment securities	43,499	44,948	83,534	59,181

Total interest and dividend income	4,598,737	3,949,246	8,993,216	7,850,887

Interest expense:
Deposit accounts	1,201,852	1,164,374	2,305,135	2,364,340
Other borrowings	184,991	112,610	323,515	209,035

Total interest expense	1,386,843	1,276,984	2,628,650	2,573,375

Net interest income	3,211,894	2,672,262	6,364,566	5,277,512

Provision for loan losses	300,000	135,000	590,000	270,000

Net interest income after provision for loan losses	2,911,894	2,537,262	5,774,566	5,007,512

Other income:
Service charges on deposit accounts	290,922	225,957	552,518	442,365
Gain on sales of loans	570,868	19,261	570,868	35,695
Gain on sales of fixed assets	13,692	—	13,692	4,700
Gain (loss) on sales of investment securities	438	(45)	1,525	34,423
Other	179,773	167,892	330,214	329,527

Total other income	1,055,693	413,065	1,468,817	846,710

Other expenses:
Salaries and employee benefits	1,482,237	1,226,995	2,947,098	2,435,927
Occupancy	435,859	398,490	846,685	796,601
Loss on sales of other real estate owned	3,800	4,812	44,809	16,492
Other	571,526	483,440	1,067,318	942,195

Total other expenses	2,493,422	2,113,737	4,905,910	4,191,215

Earnings before income taxes	1,474,165	836,590	2,337,473	1,663,007

Income tax expense	481,435	282,620	761,435	548,100

Net earnings	$992,730	553,970	1,576,038	1,114,907

Basic earnings per share	$0.45	0.25	0.72	0.51

Diluted earnings per share	$0.43	0.23	0.67	0.47

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2004	2003	2004	2003
Net earnings	$992,730	553,970	1,576,038	1,114,907

Other comprehensive income:
Unrealized holding (losses) gains on investment securities available-for-sale:	(946,705)	197,798	(742,314)	172,474
Associated taxes (benefit)	321,880	(67,251)	252,387	(58,641)

Reclassification adjustment for (gains) losses included in earnings	(438)	45	(1,525)	(34,423)
Associated taxes (benefit)	149	(15)	534	11,704

Total other comprehensive income (loss)	(625,114)	130,577	(490,918)	91,114

Total comprehensive income	$367,616	684,547	1,085,120	1,206,021

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six-months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,576,038	1,114,907
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	590,000	270,000
Depreciation, amortization, and accretion, net	329,695	419,490
Net gain on sale of investment securities	(1,525)	(34,423)
Net loss on sale of real estate owned	44,809	16,492
Net gain on sale of premises and equipment	(13,692)	(4,700)
Net gain on sale of loans	(570,868)	(35,695)
Increase in cash surrender value of life insurance	(133,016)	(139,423)
Increase in accrued interest receivable	(124,081)	(50,424)
Increase in other assets	(422,752)	(532,937)
(Decrease) increase in other liabilities	(1,763,258)	523,653

Net cash (used in) provided by operating activities	(488,650)	1,546,940

Cash flows from investing activities:
Proceeds from maturing investment securities available-for-sale	13,577,328	23,445,612
Purchases of investment securities available-for-sale	(23,256,571)	(30,235,572)
Proceeds from sales of investment securities available-for-sale	1,406,400	505,766
Loan originations, net	(32,664,695)	(18,602,051)
Proceeds from sales of real estate owned	56,985	182,533
Proceeds from sale of loans	5,296,844	9,671,874
Proceeds from sales of premises and equipment	—	426,512
Purchases of premises and equipment	(1,367,791)	(887,577)

Net cash used in investing activities	(36,951,500)	(15,492,903)

Cash flows from financing activities:
Net increase in deposit accounts	35,853,848	12,593,145
Net (decrease) increase in securities sold under agreements to repurchase	(360,075)	672,256
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Proceeds from the issuance of long term debt	4,500,000	—
Dividends paid	(88,117)	(73,338)
Common stock issued through exercise of options	113,650	8,772
Common stock repurchased and retired	—	(12,264)

Net cash provided by financing activities	40,019,306	23,188,571

Increase in cash and cash equivalents	2,579,156	9,242,608

Cash and cash equivalents at beginning of period	14,005,728	22,698,187

Cash and cash equivalents at end of period	$16,584,884	31,940,795

Supplemental disclosure of cash flow information:

Interest paid	$2,592,128	2,603,092

Income taxes paid	$761,435	545,847

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and six-month periods ended June 30, 2004, and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and six-month periods ended June 30, 2004, are not necessarily indicative of the results for the entire year ending December 31, 2004.

2. Stock Compensation Plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the Company’s employee stock option plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the period ended June 30, 2004 and June 30, 2003. would have been reduced to the pro forma amounts indicated below:

		Three-months ended June 30,		Six-months ended June 30,
		2004	2003	2004	2003
Net earnings	As reported	$992,730	553,970	1,576,038	1,114,907
	Pro forma	$987,311	549,851	1,565,200	1,106,669

Basic earnings per share	As reported	$0.45	0.25	0.72	0.51
	Pro forma	$0.45	0.25	0.71	0.50

Diluted earnings per share	As reported	$0.43	0.23	0.67	0.47
	Pro forma	$0.43	0.23	0.67	0.46

The difference between the net earnings as reported and pro forma is the expense associated with the grants which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value at the time of grant, net of tax effect. No options have been granted since December 31, 2003.

3. Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB as amended, for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

4. Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period unaudited consolidated financial statements.

5. Stock Split

On June 17, 2004, the Company announced a 3 for 2 stock split, payable in form of a 50% stock dividend, to shareholders of record on July 1, 2004, with a payment date of July 15, 2004.

6. Dividends Payable

On June 17, 2004, the Company announced a $0.05 cash dividend payable to shareholders of record on July 12, 2004, with a payment date of July 15, 2004. The dividend was paid to shareholders based on the post-split number of shares.

7. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows, with all common share numbers and per share amounts adjusted for the 3 for 2 stock split paid in the form of a 50% stock dividend on July 15, 2004:

For the three-months ended June 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$992,730	2,205,845	$0.45

Effect of dilutive common stock:
Stock options		112,913	(0.02)

Diluted earnings per share	$992,370	2,318,758	$0.43

For the three-months ended June 30, 2003

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$553,970	2,200,745	$0.25

Effect of dilutive common stock:
Stock options		207,695	(0.02)

Diluted earnings per share	$553,970	2,408,440	$0.23

For the six-months ended June 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,576,038	2,203,627	0.72

Effect of dilutive common stock:
Stock options		137,859	(0.05)

Diluted earnings per share	$1,576,038	2,341,486	$0.67

For the six-months ended June 30, 2003

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,114,907	2,200,821	$0.51

Effect of dilutive common stock:
Stock options		193,617	(0.04)

Diluted earnings per share	$1,114,907	2,394,438	$0.47

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors, some of which are beyond the Company’s control. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation; interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations, including laws concerning taxes, banking, securities and insurance; technological changes and acquisitions; managing credit risk; changes in consumer spending and saving habits; the impact of the war on terrorism; and the success of the Company at managing the risks involved in the foregoing.

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

The allowance for loan losses is based on management’s judgment of an amount that is adequate to absorb inherent losses in the existing loan portfolio. The allowance for loan losses is established through a provision for losses based on management’s evaluation of several factors. The evaluation, which includes a review of all loans on which full collection may not be reasonably assumed, considers among other matters, economic conditions, the fair market value or the estimated net realizable value of the underlying collateral, the financial condition of the borrowers, management’s estimate of probable credit losses, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Assets - The Company’s total assets increased by 13.3%, or $39.3 million, from $295.7 million at December 31, 2003, to $335.0 million at June 30, 2004. Net loans increased 10.8% to $253.0 million at June 30, 2004, an increase of $24.7 million from $228.3 million at December 31, 2003. The Company’s loan growth includes an increase of $22.2 million in one to four family residential construction loans. The investment securities portfolio increased from $36.5 million at December 31, 2003, to $44.6 million at June 30, 2004, an increase of $8.1 million or 22.2%. During April and May 2004, the Company invested additional funds in this portfolio to earn a higher return than investments in federal funds. Federal funds sold increased from $2.4 million at December 31, 2003, to $5.3 million at June 30, 2004 as a result of deposit accounts increasing more than loan accounts. Other real estate owned increased from $341,000 at December 31, 2003, to $2.9 million at June 30, 2004. This increase is due to the foreclosure of a nonperforming loan during the quarter ending June 30, 2004. Other assets increased $400,000, from $1.4 million at December 31, 2003, to $1.8 million at June 30, 2004. This increase was primarily due to an increase of prepaid expenses of $242,000.

Liabilities - Total deposits at June 30, 2004 were $285.5 million, an increase of $35.8 million, or 14.3%, from $249.7 million at December 31, 2003. Transaction account growth of $9.1 million, or 7.7%, was noted during this period, which includes non-interest bearing demand deposit accounts, NOW accounts and money market accounts. These transaction accounts increased from $118.2 million at December 31, 2003, to $127.3 million at June 30, 2004. Of this, non-interest bearing accounts increased by $2.9 million, or 10.4%, from $27.9 million at December 31, 2003, to $30.7 million at June 30, 2004. Time and savings deposits increased during the six-month period from $131.4 million at December 31, 2003, to $158.2 million at June 30, 2004, an increase of 20.4%, or $26.8 million. This increase was necessary to fund loan growth and improve the Bank’s liquidity position. Certificates of deposit were raised locally through a marketing campaign, which generated $10.0 million in time deposits. This was supplemented by $23 million in certificates of deposits generated nationally from other financial institutions, not brokered, partially offset by liquidations in the normal course of business. The certificates of deposit generated from other financial institutions are of one year or less in maturity and earn a lower interest rate than the local certificate campaign required. Repurchase agreement balances decreased from $3.2 million at December 31, 2003, to $2.9 million at June 30, 2004, a decrease of $360,000, or 11.2%. This decrease in balances is due to lower balances on existing accounts. Federal Home Loan Bank (“FHLB”) advances remained constant at $15.0 million from December 2003 to June 2004.

On March 31, 2004, the Company completed its second Trust Preferred securities offering. This offering of $4.5 million increased the outstanding balance of notes payable by the Company from $4.0 million at December 31, 2003, to $8.5 million at June 30, 2004. Further discussion of this offering is included in “Other Important Events” below.

Shareholders’ Equity – Total Shareholders’ equity increased $999,000, or 5.1%, from $19.7 million at December 31, 2003, to $20.7 million at June 30, 2004. This increase was the result of the Company’s net earnings for the period of $1.6 million, which was partially offset by the payment of cash dividends to shareholders of $0.06 per share in March and $0.05 per share in June 2004 which totaled $199,000. The remainder of the change reflects the change in fair value of the Bank’s available-for-sale investment portfolio, which affects other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 6.2% at June 30, 2004, and 6.7% at December 31, 2003. Book value per share increased from $8.93 at December 31, 2003, to $9.30 at June 30, 2004.

Comparison of Operating Results for the Three- and Six-months Ended June 30, 2004, and June 30, 2003

Net Earnings - The Company had net earnings of $993,000 for the three-month period ended June 30, 2004, compared to net earnings of $554,000 for the same three-month period in 2003. This represented an increase in net earnings of $439,000, or 79.2%. Net earnings increased by $461,000, or 41.4%, from $1.1 million in the six-months ended June 30, 2003, to $1.6 million in the six-months ended June 30, 2004. Included in the three and six-month periods ending June 30, 2004, is a $422,000 pretax gain on the sale of a United States Department of Agriculture (“USDA”) guaranteed loan. Net earnings for the six-month period ending June 30, 2004, exclusive of this gain, would have been $1.3 million, an increase of $182,000, or 16.3%, over earnings for the six-month period ending June 30, 2003. Net earnings for the three-month period ending June 30, 2004, exclusive of this gain, would have been $714,000, an increase of $160,000, or 28.9%, over earnings for the three month period ending June 30, 2003. Additionally, gains on sales of loans guaranteed by the Small Business Administration (“SBA”) for the six-month period ending June 30, 2004, totaled $150,000. This is an increase of $110,000 over the six-month period ending June 30, 2003, which had gains on sales of loans guaranteed by the SBA of $40,000. Net interest income increased by $1.1 million, or 20.8%, from $5.3 million in the six-months ended June 30, 2003 to $6.4 million in the same six-month period in 2004. The provision for loan losses for the 2004 period was $590,000, an increase of $320,000, or 118.5%, over the same six-month period in 2003 which had a provision expense of $270,000. This increase in provision expense negatively impacted earnings by $214,000 for the 2004 period.

Net Interest Income - Net interest income for the three-month period ended June 30, 2004 increased $540,000, or 20.2%, from $2.7 million in 2003 to $3.2 million for the same three-month period in 2004. As noted above, for the six-month period, net interest income increased by $1.1 million, or 20.8%, from $5.3 million in the 2003 period to $6.4 million in 2004. The increase in the net interest income is attributed to the increase in interest income on loans and investment securities during the period. This increase in interest income is due to the growth in the average balance of interest earning assets during the period. Interest expense on deposit accounts decreased $59,000, or 2.5%, from $2.4 million in the six-month period ending June 30, 2003 to $2.3 million in the six-month period ending June 30, 2004. For the three-month period ending June 30, 2004, interest expense on deposit accounts increased $37,000, or 3.2%, over the three-month period ending June 30, 2003. The margin for the six-months ended June 30, 2004, declined to 4.22%, from 4.29% in the six-months ended June 30, 2003. In the short term, due to a negative gap position, the Bank would experience a decline in net interest income during a rising rate environment. During the declining rate environments of 2002 and 2003, the Bank put interest rate floors on some loans that float with prime. As a result, these loans may not be affected by rate increases early in the increasing rate cycle. This delay in repricing caused by the floors may adversely affect the Bank’s margin and as a result net interest income.

Provision for Loan Losses - The Bank’s provision for loan losses increased $165,000 for the three-month period ended June 30, 2004, compared to the same period in 2003, increasing to $300,000 from $135,000. For the six-month period the provision increased $320,000, from $270,000 in 2003 to $590,000 in 2004. The increase in the provision during 2004 was primarily made to keep pace with the continuing growth in the commercial loan portfolio. At June 30, 2004, the allowance for loan losses was $3.1 million, or 1.22% of loans outstanding. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that the allowance for loan losses is adequate; however, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio. Loans internally classified as substandard at June 30, 2004, totaled $5.0 million, for the period ending June 30, 2003, substandard assets totaled $665,000. The increase is primarily due to two operating companies secured by real estate totaling $3.3 million. In addition, there is a residential builder relationship secured by real estate totaling $274,000. The remaining difference of $761,000 is accounted for through a variety of smaller relationships. There were no loans classified as doubtful for either period. Non-accrual loans totaled $683,000 at June 30, 2004, and $669,000 at June 30, 2003. Net charge-offs during the six-month period ending June 30, 2004, totaled $168,000, representing 0.07% of net loans outstanding. For the six-month period ending June 30, 2003, net charge-offs totaled $247,000, representing 0.12% of net loans outstanding. Non-performing assets increased to $2.9 million, or 0.86%, of total assets for the period ending June 30, 2004 from $341,000 at December 31, 2003. The increase in non-performing assets was due to the foreclosure of a non-performing loan in the amount of $2.7 million during the three-months ending June 30, 2004, which is reflected on the Consolidated Balance sheet in Other Real Estate Owned.

Other Income - Service charges on deposit accounts increased 24.9%, or $110,000, during the six-months ended June 30, 2004, increasing from $442,000 at June 30, 2003, to $552,000 at June 30, 2004. For the three-month period ending June 30, 2004, service charges on deposit accounts increased 28.8%, or $65,000, from $226,000 at June 30, 2003, to $291,000 at June 30, 2004. The increase is attributable primarily to the increased number of transaction accounts.

Other Expenses - Other expenses for the six-month period ended June 30, 2004, increased $715,000, or 17.1%, from $4.2 million for the six-month period ended June 30, 2003, to $4.9 million for the same period in 2004. For the three-month period ended June 30, 2004, other expenses increased $380,000, or 18.0%. Included in this increase are salaries and employee benefits which increased $511,000, or 21.0%, to $2.9 million for the six-month period ended June 30, 2004, from $2.4 million during the same six-month period in 2003. For the three-month period ended June 30, 2004, salaries and employee benefits increased to $1.5 million as compared to $1.2 million for the same period in 2003. This represents an increase of $255,000, or 20.8%. Salaries increased $280,000, or 16.1%, for the six-month period ending June 30, 2004, due in part to the opening of the Heritage Plaza branch on Highways 20 & 81 in McDonough Georgia in August 2003. Additional increases in salaries are due to annual raises, which averaged 3%, and the hiring of three loan production officers in the last quarter of 2003. Expenses related to employee group insurance increased $66,000, or 44.7%, for the six-month period ending June 30, 2004, over the six-month period ending June 30, 2003. The expense related to the deferred compensation benefit increased for the six-month period ending June 30, 2004 by $97,000 to $175,000 at June 30, 2004, from $78,000 in the six-month period ending June 30, 2003. This increase in expense was due to a regulatory mandated change in accounting. The Bank had been accounting for the expense based on the amount payable to the participant as of the end of the reporting period. Under the new regulatory requirements, the aggregate liability must be recognized over the expected service period of the employee.

Liquidity and Capital Resources - The Bank’s short-term liquidity was 15.10% on June 30, 2004. The Bank is required to maintain minimum levels of liquid assets as defined by State of Georgia and Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand, including the offering of Trust Preferred securities discussed below. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $52.3 million at June 30, 2004, with $15.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and securities available for sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk – Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2004, the Bank had issued commitments to extend credit of $60.5 million through various types of lending arrangements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of June 30, 2004, total risk based capital ratios were 10.43% for the Bank and 11.53% for the consolidated Company. Tier 1 capital to risk weighted assets was 9.32% for the Bank and 9.77% for the consolidated Company. The Tier 1 capital to average asset ratio (leverage ratio) was 7.81% for the Bank and 8.20% for the consolidated Company.

Other Important Events – On July 21, 2004, the Bank opened its seventh branch. The new branch is the Bank’s third branch in Henry County, Georgia, one of the nation’s fastest growing counties. This branch is in the Eagles Landing – Stockbridge area of Henry County.

On March 30, 2004, the Company completed the sale, through its subsidiary, CCF Capital Trust II, of $4.5 million of floating rate trust preferred securities (the “Capital Securities”). This increased the balance of subordinated debentures from $4.0 million at December 31, 2003, to $8.5 million at June 30, 2004. The Capital Securities have a maturity date of March 31, 2034 and a liquidation value of $50,000 per Capital Security. Interest on the Capital Securities will be paid quarterly on the last day of each March, June, September, and December and is reset quarterly based on the prime rate of interest as announced in the Money Rates section of the Eastern Edition of The Wall Street Journal plus 12.5 basis points, as of the last business day of the preceding quarter. The Company intends to use the net proceeds from the offering for general corporate purposes, including the support of growth of its subsidiary bank through de novo branching and the expansion of product offerings. For more information please refer to the press release dated April 2, 2004.

Subject to the restrictions set forth in the proposed rule recently released by the Federal Reserve Bank with respect to the capital treatment of trust-preferred securities, the capital infusion will continue to be considered Tier 1 capital for regulatory capital purposes and is reported as a long-term debt obligation of the Company. The Federal Reserve Bank’s proposed rule provides for, among other things, the continued treatment of trust preferred securities meeting certain guidelines as Tier 1 capital subject to a reduction in the amount of trust preferred securities eligible for such treatment and changes the way the trust preferred securities will be accounted for in the five years before they mature, effectively amortizing the amount that is treated as Tier 1 capital. The Federal Reserve Bank expects that this rule will become effective March 31, 2007.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its Annual Meeting of Shareholders on May 13, 2004.

(b)	The following is a summary of matters submitted to a vote of security holders:

The following three directors were elected to serve a three-year term expiring at the 2007 Annual Meeting of Shareholders:

Roy V. Hall

John B. Lee

Leonard A. Moreland

(c)	Following is a description of each matter voted on at the Annual Meeting and the results of the voting:

1. Election of Directors:

	Roy V. Hall	John B. Lee	Leonard A. Moreland
Shares voted in favor	1,438,123	1,434,086	1,435,018
Votes withheld	14,831	18,868	17,936
Broker non-votes	0	0	0

2.	Ratification of the appointment of Porter Keadle Moore, LLP, as independent auditors of the Company for the fiscal year ending December 31, 2004:

Shares voted in favor	1,445,185
Shares voted against	7,225
Shares abstained from voting	544
Broker non-votes	0

Total shares represented	1,452,954
Total shares outstanding	1,467,962

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits – The following exhibits are filed with this report.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On April 5, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which included as an exhibit thereto the Company’s press release dated April 2, 2004 providing that on March 30, 2004, the Company completed the sale, through its subsidiary, CCF Capital Trust II, of $4,500,000 of floating rate trust preferred securities.

On April 20, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which included as an exhibit thereto the Company’s press release dated April 16, 2004 providing its then current expectations for its financial performance for the quarter ended March 31, 2004, including total assets, net income, basic earnings per share, net interest margin, efficiency ratios, total loans (at end of period), non-performing loans (at end of period), loan loss provision, loan loss reserve (at end of period) and consolidated equity (at end of period). The information contained in the Current Report on Form 8-K was furnished to the Securities and Exchange Commission pursuant to Item 12 of Form 8-K.

On June 21, 2004, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, which included as an exhibit thereto the Company’s press release dated June 17, 2004 announcing that its Board of Directors approved a 3-for-2 stock split of the Company’s common stock and a $0.05 per share cash dividend to its shareholders.

CCF HOLDING COMPANY AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: August 16, 2004	BY:	/s/ David B. Turner
David B. Turner
President and
Chief Executive Officer

Date: August 16, 2004	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer