Form 10QSB/A
period 2004-06-30
CCF HOLDING CO
filed 2004-08-16
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This Form 10-QSB/A is filed to correct the amount of “Additional paid in capital” reflected on the registrant’s consolidated balance sheets at June 30, 2004. The amount of additional paid in capital included in the initial filing of the registrant’s Form 10-QSB did not correctly reflect the 3 for 2 stock split, in the form of a 50% stock dividend, payable to shareholders of record on July 1, 2004, with a payment date of July 15, 2004.

CCF HOLDING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,042,724	10,294,292
Interest-bearing deposits in other financial institutions	3,280,529	1,349,804
Federal funds sold	5,261,631	2,361,632

Cash and cash equivalents	16,584,884	14,005,728

Interest-bearing time deposits in other financial institutions	1,089,000	1,386,075
Investment securities available-for-sale	44,575,573	36,524,205
Federal Home Loan Bank stock, at cost	750,000	750,000
Loans, net	253,047,391	228,334,366
Premises and equipment, net	8,266,701	7,185,756
Accrued interest receivable	1,247,971	1,123,890
Cash surrender value of life insurance	4,753,454	4,620,438
Other real estate owned	2,874,899	341,000
Other assets	1,810,957	1,388,205

Total assets	$335,000,830	295,659,663

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$30,746,747	27,855,720
Interest bearing demand deposits	96,574,702	90,383,872
Savings accounts	8,057,556	7,689,032
Time deposits less than $100,000	109,619,933	89,623,330
Time deposits greater than $100,000	40,491,732	34,084,868

Total deposits	285,490,670	249,636,822

Securities sold under agreement to repurchase	2,860,723	3,220,798
Federal Home Loan Bank advances	15,000,000	15,000,000
Notes payable	8,500,000	4,000,000
Other liabilities	2,484,024	4,136,044

Total liabilities	314,335,417	275,993,664

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 2,221,308 issued and outstanding in 2004; 2,202,940 shares issued and outstanding in 2003	222,131	220,294
Additional paid in capital	9,069,313	8,957,500
Retained earnings	11,662,790	10,286,108
Accumulated other comprehensive (loss) income	(288,821)	202,097

Total shareholders’ equity	20,665,413	19,665,999

	$335,000,830	295,659,663

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

PART II. OTHER INFORMATION

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