Form 10QSB
period 2004-09-30
CCF HOLDING CO
filed 2004-11-15
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number: 0-25846

CCF HOLDING COMPANY

(Exact name of Small Business Issuer as Specified in Its Charter)

Georgia	58-2173616
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 North Main Street

Jonesboro, Georgia 30236

(Address of Principal Executive Offices)

(770) 478-8881

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 10, 2004, 2,238,457 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

CCF HOLDING COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
Assets

Cash and due from banks	$7,258,780	10,294,292
Interest-bearing deposits in other financial institutions	4,113,764	1,349,804
Federal funds sold	10,650,971	2,361,632

Cash and cash equivalents	22,023,515	14,005,728

Interest-bearing time deposits in other financial institutions	99,000	1,386,075
Investment securities available-for-sale	43,278,146	36,524,205
Federal Home Loan Bank stock, at cost	500,000	750,000
Loans, net	254,875,304	228,334,366
Premises and equipment, net	8,556,312	7,185,756
Accrued interest receivable	1,332,455	1,123,890
Cash surrender value of life insurance	4,819,962	4,620,438
Other real estate owned	2,784,899	341,000
Other assets	1,578,352	1,388,205

Total assets	$339,847,945	295,659,663

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing deposits	$34,530,409	27,855,720
Interest bearing demand deposits	100,185,386	90,383,872
Savings accounts	7,977,136	7,689,032
Time deposits less than $100,000	108,741,481	89,623,330
Time deposits greater than $100,000	42,094,695	34,084,868

Total deposits	293,529,107	249,636,822

Securities sold under agreement to repurchase	4,593,930	3,220,798
Federal Home Loan Bank advances	10,000,000	15,000,000
Notes payable	8,500,000	4,000,000
Other liabilities	1,575,165	4,136,044

Total liabilities	318,198,202	275,993,664

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.10 par value, 4,000,000 shares authorized; 2,238,457 issued and outstanding in 2004; 2,202,940 shares issued and outstanding in 2003	223,846	220,294
Additional paid in capital	9,153,978	8,957,500
Retained earnings	12,160,413	10,286,108
Accumulated other comprehensive income	111,506	202,097

Total shareholders’ equity	21,649,743	19,665,999

	$339,847,945	295,659,663

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income:
Interest and fees on loans	$4,146,417	3,648,733	12,417,715	10,850,828
Interest-bearing deposits in other financial institutions and federal funds sold	30,170	46,600	91,291	151,781
Interest and dividends on taxable investment securities	349,190	255,040	926,453	739,470
Interest on nontaxable investment securities	47,440	72,826	130,974	132,007

Total interest and dividend income	4,573,217	4,023,199	13,566,433	11,874,086

Interest expense:
Deposit accounts	1,244,843	1,082,296	3,549,978	3,446,635
Other borrowings	165,615	139,995	489,130	349,030

Total interest expense	1,410,458	1,222,291	4,039,108	3,795,665

Net interest income	3,162,759	2,800,908	9,527,325	8,078,421

Provision for loan losses	180,000	135,000	770,000	405,000

Net interest income after provision for loan losses	2,982,759	2,665,908	8,757,325	7,673,421

Other income:
Service charges on deposit accounts	293,015	246,567	845,533	688,932
(Loss) gain on sales of loans	—	(10,597)	570,868	25,098
Gain on sales of fixed assets	—	6,654	13,692	11,354
(Loss) gain on sales of investment securities	(880)	22,681	645	57,104
Other	164,781	152,316	494,995	481,840

Total other income	456,916	417,621	1,925,733	1,264,328

Other expenses:
Salaries and employee benefits	1,515,184	1,287,629	4,462,282	3,723,556
Occupancy	475,652	412,698	1,322,337	1,209,299
Loss on sales of other real estate owned	29,344	1,500	74,153	17,992
Other	531,192	459,449	1,598,510	1,401,642

Total other expenses	2,551,372	2,161,276	7,457,282	6,352,489

Earnings before income taxes	888,303	922,253	3,225,776	2,585,260

Income tax expense	278,775	292,070	1,040,210	840,170

Net earnings	$609,528	630,183	2,185,566	1,745,090

Basic earnings per share	$0.27	0.29	0.99	0.79

Diluted earnings per share	$0.26	0.26	0.93	0.72

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2004	2003	2004	2003
Net earnings	$609,528	630,183	2,185,566	1,745,090

Other comprehensive income:
Unrealized holding gains (losses) on investment securities available-for-sale:	605,703	(313,431)	(140,897)	(136,643)
Associated income tax effect	(205,939)	112,835	50,719	49,191
Reclassification adjustment for losses (gains) included in earnings	880	(22,681)	(645)	(57,104)
Associated income tax effect	(317)	8,165	232	20,558

Total other comprehensive income (loss)	400,327	(215,112)	(90,591)	(123,998)

Total comprehensive income	$1,009,855	415,071	2,094,975	1,621,092

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine-months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,185,566	1,745,090
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	770,000	405,000
Depreciation, amortization, and accretion, net	505,515	638,507
Net gain on sale of investment securities	(645)	(57,104)
Net loss on sale of real estate owned	74,153	17,992
Net gain on sale of premises and equipment	(13,692)	(11,354)
Net gain on sale of loans	(570,868)	(25,098)
Increase in cash surrender value of life insurance	(199,524)	(209,135)
(Increase) decrease in accrued interest receivable	(208,565)	8,214
Increase in other assets	(190,147)	(93,928)
(Decrease) increase in other liabilities	(2,560,879)	1,340,117

Net cash (used in) provided by operating activities	(209,086)	3,758,301

Cash flows from investing activities:
Proceeds from maturing interest-bearing time deposits in other financial institutions	1,287,075	—
Proceeds from maturing investment securities available-for-sale	15,462,842	30,174,942
Purchases of investment securities available-for-sale	(25,244,401)	(45,384,229)
Proceeds from sales of investment securities available-for-sale	2,905,520	3,317,559
Proceeds from sale of FHLB stock	250,000	—
Loan originations, net	(35,220,913)	(39,475,630)
Proceeds from sales of real estate owned	265,947	181,033
Proceeds from sale of loans	5,696,844	15,086,090
Proceeds from sales of premises and equipment	—	426,512
Purchases of premises and equipment	(1,830,227)	(1,384,723)

Net cash used in investing activities	(36,427,313)	(37,058,446)

Cash flows from financing activities:
Net increase in deposit accounts	43,892,285	16,429,411
Net increase in securities sold under agreements to repurchase	1,373,132	452,219
Proceeds from Federal Home Loan Bank (‘FHLB’) advances	—	10,000,000
Payments of FHLB advances	(5,000,000)	—
Proceeds from the issuance of long term debt	4,500,000	—
Dividends paid	(311,261)	(161,375)
Common stock issued through exercise of options	200,030	36,153
Common stock repurchased and retired	—	(12,264)

Net cash provided by financing activities	44,654,186	26,744,144

Increase (decrease) in cash and cash equivalents	8,017,787	(6,556,001)

Cash and cash equivalents at beginning of period	14,005,728	22,698,187

Cash and cash equivalents at end of period	$22,023,515	16,142,186

Non-cash activities effecting investing activities:
Transfer of loans to other real estate owned	$2,783,999	256,681

Supplemental disclosure of cash flow information:
Interest paid	$2,953,139	3,494,266

Income taxes paid	$1,141,500	617,040

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and nine-month periods ended September 30, 2004, and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results for the entire year ending December 31, 2004.

2. Stock Compensation Plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the Company’s employee stock option plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the period ended September 30, 2004, and September 30, 2003, would have been reduced to the pro forma amounts indicated below:

		Three-months ended September 30,		Nine-months ended September 30,
		2004	2003	2004	2003
Net earnings	As reported	$609,528	630,183	2,185,566	1,745,090
	Pro forma	$604,109	626,064	2,169,309	1,732,733

Basic earnings per share	As reported	$0.27	0.29	0.99	0.79
	Pro forma	$0.27	0.28	0.98	0.79

Diluted earnings per share	As reported	$0.26	0.26	0.93	0.72
	Pro forma	$0.26	0.26	0.93	0.72

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

5. Stock Split

On June 17, 2004, the Company announced a 3 for 2 stock split, payable in the form of a 50% stock dividend, to shareholders of record on July 1, 2004, with a payment date of July 15, 2004.

6. Dividends Payable

On September 22, 2004, the Company announced a $0.05 cash dividend payable to shareholders of record on October 8, 2004, with a payment date of October 22, 2004.

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

For the three-months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$609,528	2,232,049	$0.27
Effect of dilutive common stock:
Stock options	—	100,152	$(0.01)

Diluted earnings per share	$609,528	2,332,201	$0.26

For the three-months ended September 30, 2003

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$630,183	2,200,744	$0.29
Effect of dilutive common stock:
Stock options	—	232,726	(0.03)

Diluted earnings per share	$630,183	2,433,470	$0.26

For the nine-months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,185,566	2,215,023	$0.99
Effect of dilutive common stock:
Stock options	—	125,290	(0.06)

Diluted earnings per share	$2,185,566	2,340,313	$0.93

For the nine-months ended September 30, 2003

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,745,090	2,200,821	$0.79
Effect of dilutive common stock:
Stock options	—	206,653	(0.07)

Diluted earnings per share	$1,745,090	2,407,474	$0.72

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

Critical Accounting Policies

In preparing its financial statements, the Company has adopted various accounting policies that comply with accounting principles generally accepted in the United States of America. Certain accounting policies involve significant judgments and assumptions on the part of management that can have a material impact on the carrying value of assets and liabilities. Management considers such accounting policies to be critical accounting policies. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant use of estimates and assumptions in the preparation of its consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2004, and December 31, 2003

Assets - The Company’s total assets increased by 14.9%, or $44.2 million, from $295.7 million at December 31, 2003, to $339.8 million at September 30, 2004. Net loans increased 11.6% to $254.9 million at September 30, 2004, an increase of $26.6 million, or 11.7%, from $228.3 million at December 31, 2003. The Company’s loan growth includes an increase of $18.0 million in one to four family residential construction loans. The investment securities portfolio increased from $36.5 million at December 31, 2003, to $43.3 million at September 30, 2004, an increase of $6.8 million or 18.5%. Investment securities were purchased during a period when the Bank’s federal funds position exceeded its expected need and the yield received on the bonds was higher than could be received on overnight investments. Federal funds sold increased from $2.4 million at December 31, 2003, to $10.7 million at September 30, 2004, as deposit account growth outpaced loan growth. Other real estate owned increased from $341,000 at December 31, 2003, to $2.8 million at September 30, 2004. This increase is due to the foreclosure of a nonperforming loan, secured by undeveloped commercial real estate, during the quarter ending June 30, 2004. Other assets increased $200,000, from $1.4 million at December 31, 2003, to $1.6 million at September 30, 2004. This increase was primarily due to an increase of prepaid expenses of $169,000.

Liabilities - Total deposits at September 30, 2004, were $293.5 million, an increase of $43.8 million, or 17.6%, from $249.7 million at December 31, 2003. Transaction account growth of $16.5 million, or 13.9%, was noted during this period, which includes non-interest bearing demand deposit accounts, NOW accounts and money market accounts. These transaction accounts increased from $118.2 million at December 31, 2003, to $134.7 million at September 30, 2004. Of this, non-interest bearing accounts increased by $6.7 million, or 24.0%, from $27.9 million at December 31, 2003, to $34.5 million at September 30, 2004. Time and savings deposits increased during the nine-month period from $131.4 million at December 31, 2003, to $158.8 million at September 30, 2004, an increase of 20.9%, or $27.4 million. This increase was necessary to improve the Bank’s liquidity position and provide funding for loan growth. Certificates of deposit were raised locally through a marketing campaign, which generated $10.0 million in time deposits. This was supplemented by $23.0 million in non-brokered certificates of deposits generated nationally from other financial institutions, partially offset by liquidations in the normal course of business. The certificates of deposit generated from other financial institutions are of one year or less in maturity. Repurchase agreement balances increased from $3.2 million at December 31, 2003, to $4.6 million at September 30, 2004, an increase of $1.4 million, or 43.8%. This increase was due to higher balances on individual existing accounts. Federal Home Loan Bank (“FHLB”) advances decreased from $15.0 million at December 31, 2003, to $10.0 million at September 30, 2004 due to the maturity of a $5.0 million advance in July 2004.

On March 31, 2004, the Company completed its second Trust Preferred securities offering. This offering of $4.5 million increased the outstanding balance of notes payable by the Company from $4.0 million at December 31, 2003, to $8.5 million at September 30, 2004. Further discussion of this offering is included in “Other Important Events” below.

Shareholders’ Equity – Total Shareholders’ equity increased $1.9 million, or 10.1%, from $19.7 million at December 31, 2003, to $21.6 million at September 30, 2004. This increase was the result of the Company’s net earnings for the period of $2.2 million, partially offset by the payment of cash dividends to shareholders of $0.06 per share in March and $0.05 per share in both June 2004 and September 2004 totaling $277,000. (The per share dividend was reduced by $0.01 per share following the 3 for 2 stock dividend paid to shareholders on July 15, 2004, however, the dividend payout to each shareholder increased by 25%.) The remainder of the change reflects the change in fair value of the Bank’s available-for-sale investment portfolio, which affects accumulated other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 6.4% at September 30, 2004, and 6.7% at December 31, 2003. Book value per share increased from $8.93 at December 31, 2003, to $9.67 at September 30, 2004.

Comparison of Operating Results for the Three- and Nine-months Ended September 30, 2004, and September 30, 2003

Net Earnings - The Company had net earnings of $610,000 for the three-month period ended September 30, 2004, compared to net earnings of $630,000 for the same three-month period in 2003. This represented a decrease in net earnings of $20,000, or 3.3%. Net earnings increased by $440,000, or 25.2%, from $1.7 million in the nine-months ended September 30, 2003, to $2.2 million in the nine-months ended September 30, 2004. Included in the nine-month period ending September 30, 2004, is a $422,000 pretax gain on the sale of a United States Department of Agriculture (“USDA”) guaranteed loan. Net earnings for the nine-month period ending September 30, 2004, exclusive of this gain, would have been $1.9 million, an increase of $162,000, or 9.3%, over earnings for the nine-month period ending September 30, 2003. Additionally, gains on sales of loans guaranteed by the Small Business Administration (“SBA”) for the nine-month period ending September 30, 2004, totaled $150,000. This is an increase of $110,000 over the nine-month period ending September 30, 2003, which had gains on sales of loans guaranteed by the SBA of $40,000. Net interest income increased by $1.4 million or 17.3%, from $8.1 million in the nine-months ended September 30, 2003, to $9.5 million in the same nine-month period in 2004. The provision for loan losses for the nine-month period 2004 was $770,000, an increase of $365,000, or 90.1%, over the same period in 2003 which had provision expense of $405,000. This increase in provision expense negatively impacted earnings by $241,000 for the 2004 period.

Net Interest Income - Net interest income for the three-month period ended September 30, 2004, increased $362,000, or 12.9%, from $2.8 million in 2003, to $3.2 million for the same three-month period in 2004. As noted above, for the nine-month period, net interest income increased by $1.4 million, or 17.3%, from $8.1 million in the 2003 period to $9.5 million in 2004. The increase in the net interest income is attributed to the increase in interest income on loans and investment securities during the period due to the growth in the average balance of these interest earning assets during the period. Interest expense on deposit accounts increased $103,000, or 3.0%, from $3.4 million in the nine-month period ending September 30, 2003, to $3.5 million in the nine-month period ending September 30, 2004. For the three-month period ending September 30, 2004, interest expense on deposit accounts increased $163,000, or 15.0%, over the three-month period ending September 30, 2003. The margin for the nine-months ended September 30, 2004, increased to 4.07%, from 4.05% in the nine-months ended September 30, 2003. In the short term, due to a negative gap position of (0.13) for 180 days and (0.17) for 365 days, the Bank may experience a decline in net interest income during a rising rate environment. The forecasted net interest income reduction, for the next twelve-month period, based on this gap position is $51,000. During the declining rate environments of 2002 and 2003, the Bank put interest rate floors on some loans that float with prime. As a result, these loans may not be affected by rate increases early in an increasing rate cycle. This delay in repricing caused by the floors may adversely affect the Bank’s margin and as a result net interest income.

Provision for Loan Losses - The Bank’s provision for loan losses increased $45,000 for the three-month period ended September 30, 2004, compared to the same period in 2003, increasing to $180,000 from $135,000. For the nine-month period the provision increased $365,000, from $405,000 in 2003 to $770,000 in 2004. The increase in the provision during 2004 was primarily made to keep pace with the continuing growth in the commercial loan portfolio. At September 30, 2004, the allowance for loan losses was $3.2 million, or 1.25% of loans outstanding. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that the allowance for loan losses is adequate; however, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio.

Loans internally classified as substandard at September 30, 2004, totaled $4.9 million, for the period ending September 30, 2003, substandard assets totaled $3.8 million. The increase in substandard loans is primarily due to a credit in the amount of $1.0 million, to an operating company, which is secured by real estate. Two loans classified as doubtful and non-accrual at September 30, 2004, totaled $756,000. One of these loans, totaling $600,000 is secured by commercial real estate. At September 30, 2003, there were no loans classified as doubtful or non-accrual. Net charge-offs during the nine-month period ending September 30, 2004, totaled $244,000, representing 0.10% of net loans outstanding. For the nine-month period ending September 30, 2003, net charge-offs totaled $730,000, representing 0.33% of net loans outstanding. In 2003, two previously restructured loans which had been assigned specific reserves were charged off. One of these loans continues to pay as agreed under the restructure and will be handled ongoing as a recovery. Non-performing assets increased to $3.5 million, or 1.02%, of total assets for the period ending September 30, 2004, from $341,000, or 0.11%, at December 31, 2003. The increase in non-performing assets was due to the foreclosure of a non-performing loan in the amount of $2.7 million in the second quarter of 2004 which is reflected on the Consolidated Balance sheet in Other Real Estate Owned.

Other Income - Service charges on deposit accounts increased 22.7%, or $157,000, during the nine-months ended September 30, 2004, increasing from $689,000 at September 30, 2003, to $846,000 at September 30, 2004. For the three-month period ending September 30, 2004, service charges on deposit accounts increased 18.8%, or $46,000, from $247,000 at September 30, 2003, to $293,000 at September 30, 2004. The increase is attributable primarily to the increased number of transaction accounts.

Other Expenses - Other expenses for the nine-month period ended September 30, 2004, increased $1.1 million, or 17.4%, from $6.4 million for the nine-month period ended September 30, 2003, to $7.5 million for the same period in 2004. For the three-month period ended September 30, 2004, other expenses increased $390,000, or 18.0%. Included in this increase are salaries and employee benefits which increased $739,000, or 19.8%, to $4.5 million for the nine-month period ended September 30, 2004, from $3.7 million during the same nine-month period in 2003. For the three-month period ended September 30, 2004, salaries and employee benefits increased to $1.5 million as compared to $1.3 million for the same period in 2003. This represents an increase of $228,000, or 17.7%. Salaries increased $392,000, or 14.6%, for the nine-month period ending September 30, 2004, due in part to the opening of the Heritage Plaza branch on Highways 20 & 81 in McDonough Georgia in August 2003, and the Eagles Landing branch in July 2004. Additional increases in salaries are due to annual raises, which averaged 3.0%, and the hiring of three loan production officers in the last quarter of 2003. Expenses related to employee group insurance increased $92,000, or 40.6%, for the six-month period ending September 30, 2004, over the six-month period ending September 30, 2003. The expense related to the deferred compensation benefit increased for the nine-month period ending September 30, 2004, by $145,000 to $261,000 at September 30, 2004, from $116,000 in the nine-month period ending September 30, 2003. This increase in expense was due to a regulatory mandated change in accounting. The Bank had been accounting for the expense based on the amount payable to the participant as of the end of the reporting period. Under the new regulatory requirements, the aggregate liability must be recognized over the expected service period of the employee. Occupancy expense increased $113,000, or 9.3%, for the nine-month period ending September 30, 2004 to $1.3 million from $1.2 million for the nine-month period ending September 30, 2003. This increase is primarily due to the openings of the Heritage Plaza branch in August 2003 and the Eagles Landing branch in July 2004.

Liquidity and Capital Resources - The Bank’s short-term liquidity was 16.21% on September 30, 2004. The Bank is required to maintain minimum levels of liquid assets as defined by State of Georgia and Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $52.3 million at September 30, 2004, with $10.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available for sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk – Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2004, the Bank had issued commitments to extend credit of $53.4 million through various types of lending arrangements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of September 30, 2004, total risk based capital ratios were 10.66% for the Bank and 11.06% for the consolidated Company. Tier 1 capital to risk weighted assets was 9.50% for the Bank and 9.93%for the consolidated Company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.03% for the Bank and 8.41% for the consolidated Company.

Other Important Events – On July 21, 2004, the Bank opened its seventh branch. The new branch is the Bank’s third branch in Henry County, Georgia, one of the nation’s fastest growing counties. This branch is in the Eagles Landing – Stockbridge area of Henry County.

On March 30, 2004, the Company completed the sale, through its subsidiary, CCF Capital Trust II, of $4.5 million of floating rate trust preferred securities (the “Capital Securities”). This increased the balance of subordinated debentures from $4.0 million at December 31, 2003, to $8.5 million at September 30, 2004. The Capital Securities have a maturity date of March 31, 2034 and a liquidation value of $50,000 per Capital Security. Interest on the Capital Securities will be paid quarterly on the last day of each March, June, September, and December and is reset quarterly based on the prime rate of interest as announced in the Money Rates section of the Eastern Edition of The Wall Street Journal plus 12.5 basis points, as of the last business day of the preceding quarter. The Company intends to use the net proceeds from the offering for general corporate purposes including the growth of its subsidiary bank and the expansion of product offerings. For more information please refer to the press release dated April 2, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, we have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within the Company and its consolidated subsidiaries, and that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain legal proceedings, however, it does not anticipate that any such proceedings will have any material adverse effects on its financial condition or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

a)	Exhibits – The following exhibits are filed with this report.

10.1	Change in Control Severance Agreement with Kathy Zovlonsky, dated August 2, 2004.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

CCF HOLDING COMPANY AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY
Date: November 15, 2004	BY:	/s/ David B. Turner
David B. Turner
President and Chief Executive Officer

Date: November 15, 2004	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer