Form 10KSB
period 2004-12-31
CCF HOLDING CO
filed 2005-03-30
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.10 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year. 20.5 million.

The registrant’s voting stock trades on The Nasdaq SmallCap Market under the symbol “CCFH.” The aggregate market value of the common equity held by non-affiliates of the registrant, based on the average bid and asked price of such common equity on March 23, 2005, was 33,158,743.

As of March 23, 2005, there were issued and outstanding 2,317,753 shares of the issuer’s common stock.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part II hereof. Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

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

The Bank, through its predecessors, commenced business in 1955. Prior to 1997, the Bank operated as a traditional savings and loan, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. Since the early part of 1997, the Bank began to offer more of the products and services of a commercial bank in order to compete on a broader scale in the highly competitive financial services industry. As a result, the Bank’s primary lending activities are in the form of commercial loans rather than long-term conventional loans secured by residential real estate.

Market Area

The Bank operates seven offices within its primary market area in Clayton, Fayette and Henry Counties, Georgia. This market area is part of the Atlanta, Georgia metropolitan statistical area and home to a portion of Atlanta’s Hartsfield-Jackson International Airport. To a much lesser extent, the Bank also makes loans in adjacent Georgia counties. The Bank’s market area is a growing suburban residential community with related growth in retail and commercial development.

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

	At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Loan Category
Residential (1-4 family) mortgage	$8,886	3.41%	$8,158	3.52%
Commercial, primarily real estate secured	157,960	60.68%	144,420	62.36%
Real estate construction	82,241	31.59%	63,151	27.27%
Consumer and other installment	11,256	4.32%	15,873	6.85%

Total loans receivable	$260,343	100.00%	$231,602	100.00%

Less:
Unamortized loan fees and costs, net	$(412)		$(575)
Allowance for loan losses	(3,160)		(2,693)

Total loans, net	$256,771		$228,334

Loan Maturity Table. The following table sets forth the maturity of the Bank’s loan portfolio at December 31, 2004. The table does not include prepayments. Prepayments and scheduled principal repayments on loans totaled $274 million and $223 million for the years ended December 31, 2004, and 2003, respectively. Adjustable-rate loans are shown as maturing based on repricing dates.

	December 31, 2004
	One Year	Within One to Five Years	After Five Years	Total
	(Dollars in Thousands)
Residential (1-4 family) mortgage	$1,040	4,077	3,769	$8,886
Commercial, primarily real estate secured	56,690	83,652	17,618	157,960
Real estate construction	65,201	15,803	1,237	82,241
Consumer and other installment	864	2,690	7,702	11,256

Total	$123,795	$106,222	$30,326	$260,343

The following table sets forth the dollar amount of all loans due after December 31, 2004, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rate		Adjustable Rate
	Amount	Percent	Amount	Percent	Total
	(Dollars in Thousands)
Residential (1-4 family) mortgage	$4,300	48.39%	$4,586	51.61%	$8,886
Commercial, primarily real estate secured	49,923	31.60%	108,037	68.40%	157,960
Real estate construction	13,575	16.51%	68,666	83.49%	82,241
Consumer and other installment	10,980	97.55%	276	2.45%	11,256

Total	$78,778		$181,565		$260,343

One- to Four-Family Residential Mortgage Loans. The Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank’s primary market area. The Bank originates both adjustable-rate and fixed-rate residential, mortgage loans. The Bank primarily sells its new residential mortgage loans to ABN AMRO Mortgage Group, Inc. at the time of closing the loans. The residential mortgage loans reflected on the balance sheet are primarily loans that have been on the balance sheet of the Bank for more than five years and have paid as agreed during that time.

Construction Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. Almost all of the Bank’s construction loan properties are located in the Bank’s market area and nearby counties.

The Bank makes construction loans to builders on a speculative and pre-sale basis. Construction loans on one- to four family properties are limited to a maximum loan-to-value ratio of 80% on presales and 75% on speculative (unsold properties) and have a maximum maturity of 12 months, after which the loan can be renewed for up to an additional 12 months. Construction loans on nonresidential properties are generally limited to a maximum loan-to-value ratio of 75% and also have a maximum maturity of 12 months after which the loan can be converted to a permanent mortgage loan.

Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2004, the Bank had $36.0 million in outstanding construction loans secured by unsold properties.

The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by the Bank and whose credit, financial statements, and experience have been reviewed and approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2004, there was $907,000 outstanding in construction loans to owner/borrowers.

The Bank originated $94.0 million and $79.0 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

Commercial Loans. The Bank’s commercial loans, which include loans secured by commercial real estate, represent a growing portion of its lending activities. At December 31, 2004, outstanding commercial loans amounted to $158.0 million. At December 31, 2004, the largest commercial loan had a balance of $9.3 million and was secured by an apartment complex. The Bank sold participations of $5.3 million on this loan, which left a net balance of $4.0 million on the Bank’s books at December 31, 2004.

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

Consumer and Other Installment Loans. Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, watercraft loans, recreational vehicle loans, home improvement loans, and home equity lines of credit. Substantially all of the Bank’s consumer loans have fixed rates of interest except personal lines of credit and home equity lines of credit which are usually floating rate loans.

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

Loans secured by commercial real estate generally involve a greater degree of risk than one- to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation or management of the related project or company. If the cash flow from the project or company is reduced, the borrower’s ability to repay the loan may be impaired. The Bank seeks to reduce these risks in a variety of ways, including limiting the size of such loans, analyzing the financial condition of the borrower, accurately assessing the quality of the collateral and assessing the quality of the management of the applicable business operated on the property securing the loan. The Bank also obtains personal guarantees and appraisals on each property.

Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles and motor homes may be significantly reduced based upon the condition of the collateral and the lack of demand for used collateral.

Loan Purchases and Sales. Generally, if the Bank determines that loan sales are desirable for interest rate risk management or other purposes, the Bank may sell its 15 to 30 year conventional mortgage loans. The Bank uses standard Federal National Mortgage Association (“FNMA”) documentation for its conventional loans. The Bank sells loans directly to ABN AMRO Mortgage Group, Inc. The Bank generally sells these loans with servicing retained and without recourse. From time to time, the Bank also sells commercial loan participations. Generally, the Bank sells participations in commercial loans in cases where the loan, if booked in its entirety would exceed the legal lending limit of the Bank. The Bank’s loan purchases are generally commercial, commercial real estate and construction loan participations from community bank sources. These loans have various terms and maturities from one to five years. The purchased loans are subject to the same credit standards and fall under the same approval guidelines that loans originated by our lending staff meet.

The table below indicates the Bank’s origination and sales of loans during the periods indicated.

	Year Ended December 31,
	2004	2003
	(Dollars in Thousands)
Total gross loans receivable at beginning of period	$231,602	$194,189

Loans originated:
Residential (1-4 family) mortgage	673	10,927
Commercial, primarily real estate mortgage	209,050	179,803
Real estate construction	93,728	78,979
Consumer and other installment	7,702	8,384

Total loans originated	311,153	278,093

Loans sold:
Residential (1-4 family)	(468)	(11,850)
Commercial	(10,571)	(10,887)

Loans purchased	2,293	5,780

Other loan activity:
Loan principal repayments	(273,666)	(223,723)

Total gross loans receivable at end of period	$260,343	$231,602

Loan Delinquencies. Loans past due more than 90 days are placed on nonaccrual and are individually examined for potential losses and the ultimate collectibility of funds due. Loans are deemed to have no loss exposure if the value of the property or other collateral securing the loan exceeds the receivable balance on the loan or collection is otherwise probable. Specific reserves are established to recognize losses on nonaccruing loans on a case-by-case basis.

Nonperforming Loans. The following table sets forth the aggregate amount of restructured loans and loans that were contractually past due more than 90 days as to principal or interest payments as of the dates indicated and which are considered nonperfoming loans.

	At December 31,
	2004	2003
	(Dollars in Thousands)
Nonperforming loans:
Restructured	$—	$—
Nonaccrual (more than 90 days past due)	852	1,549

Total nonperforming loans	$852	$1,549

Ratio of nonperforming loans as a percentage of total loans, net	0.33%	0.67%
Ratio of nonperforming loans as a percentage of total assets	0.25%	0.52%

During the years ended December 31, 2004 and December 31, 2003, gross interest income of $285,000 and $54,000, respectively, would have been recorded on nonperforming loans, under their original terms, if the loans had been current throughout those periods. Interest income recognized on nonperforming loans during the years ended December 31, 2004 and December 31, 2003, was approximately $18,000 and $108,000 respectively. At December 31, 2004, there were no loans 90 days past due and still accruing.

Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

	At December 31,
	2004	2003
	(Dollars in Thousands)
Total average loans outstanding	$256,406	$207,594

Allowance balance (at beginning of period)	$2,693	$2,854
Provisions for loan losses	905	540
Charge-offs:
Real Estate	—	—
Commercial	44	558
Consumer	465	255
Recoveries:
Real Estate	—	—
Commercial	37	42
Consumer	35	70

Allowance balance (at end of period)	$3,161	$2,693

Allowance for loan losses as a percent of average loans outstanding at end of period	1.23%	1.16%

Net loans charged off as a percent of average loans outstanding	0.17%	0.34%

Ratio of allowance for loan losses to total loans delinquent 90 days or more at end of period	371%	174%

Ratio of allowance for loan losses to total loans delinquent 90 days or more and other nonperforming assets at end of period	70%	150%

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

Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure, judgment, or deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is so acquired it is recorded at the lower of the cost or fair value, less estimated costs to sell. The Bank had real estate owned at December 31, 2004 of $3,682,000, all of which was commercial property. Management expects that the recorded balance of these two properties is recoverable.

Investment Activities

The Bank invests in specified short-term securities, mortgage-backed securities, certain other investments and the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank’s mortgage-backed securities portfolio consists of participation certificates issued by FNMA and secured by interests in pools of conventional mortgages originated by other financial institutions. Bank qualified municipal bonds are included in the Bank’s investment portfolio. The Bank’s equity investment in the FHLB of Atlanta is a requirement of membership and allows the Bank to borrow from the FHLB of Atlanta at favorable overnight and long-term rates. During the years ended December 31, 2004 and 2003, the Company sold $2.9 million and $18.6 million respectively, of available for sale investment securities.

The following table sets forth certain information relating to the Company’s investment securities portfolio at the dates indicated. All of the Company’s securities are classified as available for sale.

	At December 31,
	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and U.S. Government agency obligations	$29,478	$29,228	$26,074	$26,146
Municipal securities	4,089	4,352	3,207	3,488
Mortgage-backed securities	8,120	8,059	6,932	6,890

Total investment and mortgage-backed securities portfolio	$41,687	$41,639	$36,213	$36,524

Investment and Mortgage-backed Securities Portfolio Maturities. The following table sets forth certain information regarding the amortized cost, weighted average yields, and maturities of the Company’s investment and mortgage-backed securities portfolio at December 31, 2004. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2004
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total
	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Weighted Amortized Cost	Average Yield	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Treasury and U.S. Government agency obligations	$7,500	3.19%	$18,992	3.32%	$2,986	4.63%	—	—	$29,478	3.42%	$29,228
Mortgage-backed securities	—	—	8,091	3.55%	19	3.27%	10	4.15%	8,120	3.55%	8,059
Municipal securities (1)	—	—	1,513	4.50%	2,282	4.85%	294	4.91%	4,089	4.72%	4,352

Total investment and mortgage-backed securities portfolio	$7,500		$28,596		$5,287		$304		$41,687		$41,639

(1)	The weighted average yield for municipal securities has not been computed on a tax equivalent basis.

Source of Funds

General. The major sources of the Bank’s funds for lending and other investment purposes are deposits, scheduled principal repayments, and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank also has access to advances from the FHLB of Atlanta and correspondent banks. In addition, the Company had access to additional funds through short-term borrowings on its line of credit. In 2002, the Company through its wholly owned Delaware statutory trust issued $4.125 million of trust preferred securities and used the proceeds to eliminate the borrowings, add an additional source of funds and to bolster capital. In 2004, the Company through its wholly owned Delaware statutory trust issued an additional $4.64 million of trust preferred securities and used the proceeds for general corporate purposes, including the support of growth of the Bank through de novo branching and the expansion of product offerings.

Deposits. Customer deposits are attracted principally from within the Bank’s primary market area through the offering of a broad selection of deposit instruments including demand deposit accounts, checking accounts, savings, money market deposit, term certificate accounts, and individual retirement accounts (“IRAs”). In addition, the Bank advertises rates on a national web site from which it receives direct certificate deposits from other financial institutions, including credit unions. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law.

The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity at December 31, 2004.

Maturity	Amount
(Dollars in Thousands)
3 months or less	$13,048
3-6 months	8,797
6-12 months	13,728
Over 12 months	1,358

$36,931

Borrowings. Deposits are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Atlanta to supplement its supply of lendable funds. Advances from the FHLB of Atlanta may be secured by a pledge of the Bank’s stock in the FHLB of Atlanta and a portion of the Bank’s first mortgage loans and certain other assets. At December 31, 2004, the Bank had outstanding FHLB advances of $15.0 million. The Company also has a $1.0 million dollar line of credit with a correspondent bank. There were no funds drawn on this line at December 31, 2004, or 2003. Total available lines of credit at December 31, 2004, were $51.0 million with $15.0 million drawn.

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

Personnel

As of December 31, 2004, the Bank had 105 full-time and seven part-time employees. The Company does not have any employees other than officers who also are employees of the Bank. A collective bargaining group does not represent the Bank’s or the Company’s employees.

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

At December 31, 2004, the Bank could pay a cash dividend to the Company of approximately $1.6 million without obtaining prior regulatory approval. It is anticipated that the Bank will pay dividends to the Company in the approximate amount of $500,000 for the purpose of funding the Company’s payment obligations with respect to the outstanding junior subordinated debentures and the related trust preferred securities and the payment of cash dividends to shareholders. Pursuant to the terms of the debentures and the trust preferred securities, the Company has the right to defer the quarterly interest payments under the debentures and the trust preferred securities for up to 20 consecutive quarterly periods. However, during any period in which the Company defers interest payments on the debentures, the Company may not pay a dividend or make any other payment or distribution on its common stock.

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

The minimum guideline for the ratio (the “Total Risk-Based Capital Ratio”) of total capital (“Total Capital”) to risk-weighted assets is 8.0%. At least half of total capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier I Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves (“Tier 2 Capital”). At December 31, 2004, the Company’s consolidated total risk-based capital ratio and its Tier I risk-based capital ratio (i.e., the ratio of Tier I Capital to risk-weighted assets) were 11.8% and 10.0%, respectively. See Note 15 to the Notes to Consolidated Financial Statements of the Company included in Exhibit 13 to this report for additional information.

In addition, the Federal Reserve and the FDIC have adopted substantially identical regulations that supplement the risk-based guidelines to include a minimum leverage ratio of 3.0% of Tier I capital to total assets less goodwill (the “Leverage Ratio”). Depending on the risk profile of the institution and other factors, the regulatory agencies may require a Leverage Ratio 1.0% to 2.0% higher than the minimum 3.0% level. Generally, bank holding companies are required to maintain a leverage ration of at least 4.0%. At December 31, 2004, our leverage ratio was 8.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier I Capital Leverage Ratio” (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The Company and the Bank were in compliance with applicable minimum capital requirements as of December 31, 2004. In 2002, the Company, through private placement of trust preferred securities issued by its subsidiary CCF Capital Trust I, a Delaware statutory trust, raised gross proceeds of $4.125 million. In 2004, the Company, through private placement of additional trust preferred securities issued by its subsidiary CCF Capital Trust II, a Delaware statutory trust, raised gross proceeds of $4.64 million. The trust preferred securities issued may qualify as tier one capital for regulatory capital purposes and the transaction is reported as a long-term debt obligation of the Company. For further information on this transaction refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report to Shareholders included as Exhibit 13 to this report.

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

At December 31, 2004, the Bank had the requisite capital levels to qualify as well capitalized.

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

Based on the Bank’s risk classification, the Bank was not required to pay an assessment for deposit insurance in 2004, nor will it be required to pay a deposit insurance assessment in 2005. The Bank was required to pay the Bank Insurance Fund Financing Corporation (“FICO”) assessment in 2004 and will also pay this assessment in 2005. The FICO assessment rate is set quarterly, and is $1.44 per $100 of Bank deposits for the first quarter of 2005.

Community Reinvestment Act. The Community Reinvestment Act (“the CRA”) requires that the federal financial institution regulators examine the record of each financial institution under their supervision to determine whether the institution is meeting the credit needs of the institution’s local community, including low and moderate-income neighborhoods and borrowers. An institution’s CRA record is considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to comply with the CRA could submit the Bank to additional requirements and limitations. The Bank was last examined for CRA compliance as of September 13, 2004, and received a CRA rating of “Satisfactory”.

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

The overdraft protection programs offered by the Bank are further subject to the Joint Guidance on Overdraft Protection Program (“Joint Guidance”) issued by federal banking regulatory agencies in February 2005. The Joint Guidance contains three primary sections: safety and soundness considerations; legal risks; and best practices. The safety and soundness discussion seeks to ensure that financial institutions offering overdraft protection programs adopt adequate policies and procedures to address credit, operational, and other associated risks. The legal risks discussion advises institutions to have their overdraft protection programs reviewed by legal counsel to ensure overall compliance prior to implementation. The best practices section addresses the marketing and communications in connection with overdraft protection programs as well as the disclosure and operation of these programs. The Bank will implement policies and procedures to comply with the applicable requirements of the Joint Guidance.

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

California Privacy Legislation. In response to heightened public concern for online security and identity theft, the State of California passed 15 privacy and security laws covering many different issues and industries, imposing more stringent privacy compliance than federal law. Legislation that might impact financial institutions beyond the California border includes, among others, Notice of Security Breach Chapter (“Bill A.B.700”) and California Financial Information Privacy Act (“Bill S.B.1”). Bill A.B.700 requires a business that maintains computerized data of specified personal information to disclose security breaches to any California resident whose unencrypted personal information was, or is reasonably believed to have been, acquired by an unauthorized person, while Bill S.B.1 prohibits financial institutions from sharing or selling personally identifiable nonpublic information without obtaining a consumer’s consent. The Company and the Bank will enhance and improve their security and privacy practices in compliance with all of the applicable privacy legislation.

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

Check 21. The Check Clearing for the 21st Century Act, or “Check 21” as it is commonly known, became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, financial institutions to replace original checks with substitute checks or information from the original check and process check information electronically. Financial institutions that do use substitute checks must comply with certain notice and credit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight. The Bank intends to utilize the Check 21 authority and expects to incur additional costs for technology necessary to process check information electronically in compliance with Check 21.

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

Effect of Governmental Monetary Polices. The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2. Description of Property

(a) Properties.

The Company utilizes the offices of the Bank. The Bank operates from its main office and six branch offices, all of which are owned by the Bank. The Bank owns one parcel of undeveloped real property with a book value of $401,000. This is a vacant lot on Highway 19&41 South in Lovejoy, Georgia, which is being held as a possible future branch location.

Main Office.

The Bank’s main office is located at 101 North Main Street, Jonesboro, Georgia 30236. The building is on a leased land site. This lease is a 30-year land lease expiring in 2027. The Main Office, originally built in 1968 underwent extensive renovations in 2004. In 2003, the Bank purchased the property adjoining the building’s location. This property is located at 2607 West Mill Street had a net book value of $201,000 and was sold to the City of Jonesboro in 2004 for use as a public parking area.

The net book value of the building and equipment as of December 31, 2004, was $1,297,000 and $286,000, respectively.

The Bank obtains rental income through the leasing of space in its main building and its Towne Center office (described below). During the fiscal years ended December 31, 2004 and December 31, 2003, such rental income was $29,000 and $33,000, respectively.

Fayetteville Office.

The Bank’s Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia 30214.

The net book value of the land, building, and equipment at 440 North Jeff Davis Drive location as of December 31, 2004, was $267,000, $915,000, and $150,000, respectively.

Forest Park Office.

The Bank’s Forest Park office is located at 822 Main Street (formally 4895 Evans Drive), Forest Park, Georgia 30298.

The net book value of the land, building, and equipment at 822 Main Street as of December 31, 2004, was $78,000, $605,000, and $150,000, respectively.

McDonough Office.

The Bank’s McDonough office is located at 203 Keys Ferry Street, McDonough, Georgia 30253. In addition to this property, the Bank previously owned a lot on Georgia Highway 20/81 in Henry County. The Bank initially purchased this property for future expansion but sold the property to a group of investors in December 2002. In January 2003, the Company entered into a long-term lease agreement with the purchasers of the property and opened a branch facility in August 2003 which is described below under Heritage Plaza Office.

The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2004, was $335,000, $803,000, and $131,000, respectively.

Morrow Office

The Bank’s Morrow office was located at 2394 Lake Harbin Road, Morrow, Georgia 30260. This office closed on June 30, 2001 and the property was sold in 2003.

Towne Center Office

The Bank’s Towne Center Office is located at 855 Glynn Street South in Fayetteville, Georgia 30215. This office opened in November 2001.

The net book value of the land, building and equipment on December 31, 2004 was $527,000, $689,000, and $137,000, respectively.

Heritage Plaza Office

The Bank’s Heritage Plaza Office is located at 860 Highway 20/81 West in McDonough, Georgia 30253. This office opened in August 2003. The office is located in a building leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2004 was $150,000, and $197,000, respectively.

Eagles Landing Office

The Bank’s Eagles Landing Office is located at 1040 Eagles Landing Parkway, Suite 101, Pinnacle 200 Building in Stockbridge, Georgia 30281. This office opened in July 2004. The office is located in a space leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2004 was $108,000 and $212,000, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information contained under the section captioned “Stock Market Information” in the Company’s 2004 Annual Report to Shareholders (the “Annual Report”) included as Exhibit 13 to this Annual Report on Form 10-KSB is incorporated herein by reference. The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy – Regulatory Capital” in the Annual Report is incorporated herein by reference.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	1,092	$15.47	—	—
August 1 – August 31, 2004	—	—	—	—
September 1 – September 30, 2004	—	—	—	—

Total	1,092	$15.47	—	—

(1)	The Company did not repurchase any shares in the fourth quarter of 2004.
(2)	The Company repurchased the shares indicated from certain participants in the Company’s Employee Stock Ownership Plan, in each case, upon the termination of the employee’s employment with Heritage Bank. The purchase were made pursuant to the terms of the Employee Stock Ownership Plan and such purchases were not made pursuant to a publicly announced plan or program.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of December 31, 2004 (the “Evaluation Date”), the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 15d-14(c) of the Exchange Act) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the Evaluation Date, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that the Company’s assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. Since the Evaluation Date, there have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of our executive officers and employees. The Code of Business Conduct and Ethics is posted on the Company’s web site at www.heritagebank.com. A copy of the Code of Business Conduct and Ethics may be obtained without charge upon written request to the Secretary of the Company.

The Audit Committee has at least one financial expert, Roy V. Hall, who is also an independent director and the Chairman of the Audit Committee.

Item 10. Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Director and Executive Officer Compensation” in the Proxy Statement.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table outlines our securities authorized for issuance under equity compensation plans as of December 31, 2004.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	343,209	$7.59	60,527
Equity compensation plans not approved by security holders	—	—	—
Total	343,209	$7.59	60,527

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

Item 13. Exhibits, List and Reports on Form 8-K

(a)(1) The following report and statements are included in the financial statement section of the Annual Report and are incorporated herein by reference:

1. Report of Porter Keadle Moore, L.L.P.

2. CCF Holding Company and Subsidiary

(a)	Consolidated Balance Sheets at December 31, 2004 and December 31, 2003

(b)	Consolidated Statements of Earnings for the years ended December 31, 2004 and December 31, 2003

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004 and December 31, 2003

(d)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and December 31, 2003

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003

(f)	Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits are either filed or attached as part of this Annual Report on Form 10-KSB or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1	Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.2	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.3	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.4	Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5	Employment Agreement with David B. Turner, dated January 1, 2003 (incorporated by reference to exhibit 10.5(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.6	Employment Agreement with Leonard A. Moreland, dated January 1, 2003 (incorporated by reference to exhibit 10.6(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.7	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003 (incorporated by reference to exhibit 10.7(d) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.8	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003 (incorporated by reference to exhibit 10.8(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.9	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003 (incorporated by reference to exhibit 10.9(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.10	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003 (incorporated by reference to exhibit 10.10(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.11	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003 (incorporated by reference to exhibit 10.11(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.12	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003 (incorporated by reference to exhibit 10.12(b) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.13	Amended and Restated Trust Agreement dated as of March 30, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.14	Guarantee Agreement dated as of March 30, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.15	Junior Subordinated Indenture dated as of March 30, 2004, by and between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.16	Change in Control Severance Agreement with Kathy Zovlonsky, dated August 2, 2004 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004)*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2004 (only those portions incorporated by reference in this document are deemed filed)

14	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (see signature page herein)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on October 15, 2004 reporting that it issued a press release providing its current expectations for its financial performance for the quarter ended September 30, 2004. A copy of this press release is attached as Exhibit 99.1 to the Form 8-K.

The Company filed a Current Report on Form 8-K on February 4, 2005 reporting that it issued a press release providing its current expectations for its financial performance for the quarter and year ended December 31, 2004. A copy of this press release is attached as Exhibit 99.1 to the Form 8-K.

(c) Exhibits to this Annual Report on Form 10-KSB are attached or incorporated by reference as stated above.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors – Independent Auditors” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

	By:	/s/ David B. Turner
Dated: March 30, 2005		David B. Turner
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.

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