Form 10QSB
period 2005-03-31
CCF HOLDING CO
filed 2005-05-13
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

(770) 478-8881

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 11, 2005, 2,346,939 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Assets

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
Cash and due from banks	$8,092,474	8,951,947
Interest-bearing deposits in other financial institutions	11,100,410	5,006,613
Federal funds sold	4,967,332	6,513,370

Cash and cash equivalents	24,160,216	20,471,930

Interest-bearing time deposits in other financial institutions	—	99,000
Investment securities available-for-sale	37,843,339	41,638,558
Federal Home Loan Bank stock, at cost	1,129,100	1,265,000
Loans, net	265,055,743	256,770,581
Premises and equipment, net	8,191,714	8,279,046
Accrued interest receivable	1,366,485	1,242,191
Cash surrender value of life insurance	4,953,095	4,884,520
Other assets	4,594,937	5,495,885

Total assets	$347,294,629	340,146,711

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$35,353,064	31,281,774
Interest-bearing demand deposits	113,679,825	112,078,288
Savings accounts	6,546,515	7,328,745
Time deposits less than $100,000	104,214,390	101,658,533
Time deposits greater than $100,000	41,745,280	36,930,554

Total deposits	301,539,074	289,277,894

Securities sold under agreement to repurchase	2,630,275	2,703,607
Federal Home Loan Bank advances	10,000,000	15,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	2,064,109	2,462,378

Total liabilities	324,998,458	318,208,879

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 2,314,377 issued and outstanding in 2005; 2,239,019 shares issued and outstanding in 2004.	231,438	223,902
Additional paid-in capital	9,180,388	9,158,182
Retained earnings	13,242,859	12,587,130
Accumulated other comprehensive loss	(358,514)	(31,382)

Total shareholders’ equity	22,296,171	21,937,832

	$347,294,629	340,146,711

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income:
Interest and fees on loans	$4,526,958	4,064,569
Interest-bearing deposits in other financial institutions and federal funds sold	64,792	23,179
Interest and dividends on taxable investment securities	319,429	266,697
Interest on nontaxable investment securities	48,223	40,035

Total interest and dividend income	4,959,402	4,394,480

Interest expense:
Deposit accounts	1,450,895	1,103,283
Other borrowings	206,501	138,524

Total interest expense	1,657,396	1,241,807

Net interest income	3,302,006	3,152,673

Provision for loan losses	135,000	290,000

Net interest income after provision for loan losses	3,167,006	2,862,673

Other income:
Service charges on deposit accounts	267,406	261,596
Gain on sale of loans	319,745	—
(Loss) gain on sale of investment securities	(23,090)	1,087
Other	187,662	150,441

Total other income	751,723	413,124

Other expenses:
Salaries and employee benefits	1,707,102	1,464,861
Occupancy	469,566	410,827
Other	573,545	536,801

Total other expenses	2,750,213	2,412,489

Earnings before income taxes	1,168,516	863,308

Income tax expense	373,125	280,000

Net earnings	$795,391	583,308

Basic earnings per share	$0.35	0.26

Diluted earnings per share	$0.33	0.24

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net earnings	$795,391	583,308

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investments available-for-sale	(526,369)	207,543
Associated income tax effect	184,229	(72,640)

Reclassification adjustment for losses (gains) included in earnings	23,090	(1,087)
Associated income tax effect	(8,082)	380

Total other comprehensive (loss) income, net of tax	(327,132)	134,196

Total comprehensive income	$468,259	717,504

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$795,391	583,308
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	135,000	290,000
Depreciation, amortization, and accretion, net	181,392	164,037
Net loss (gain) on sale of investment securities	23,090	(1,087)
Net (gain) loss on sale of other real estate	(30,234)	41,009
Net gain on sale of loans	(319,745)	—
Increase in cash surrender value of life insurance	(68,575)	(66,508)
Change in:
Accrued interest receivable and other assets	10,893	(285,151)
Accrued interest payable and other liabilities	(403,495)	(1,285,976)

Net cash provided by (used in) operating activities	323,717	(560,368)

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	1,784,652	8,095,800
Purchases of investment securities available-for-sale	(1,000,000)	(10,562,486)
Proceeds from sales of investment securities available-for-sale	2,476,909	1,000,000
Proceeds from maturities of certificate of deposit investments	99,000	—
Proceeds from redemption of Federal Home Loan Bank stock	675,000	—
Purchase of Federal Home Loan Bank stock	(539,100)	—
Proceeds from sales of real estate owned	972,143	196,991
Net increase in loans	(17,471,072)	(23,016,795)
Proceeds from sale of loans	9,370,655	4,006,954
Purchases of premises and equipment	(86,772)	(539,562)

Net cash used in investing activities	(3,718,585)	(20,819,098)

Cash flows from financing activities:
Net increase in deposits	12,261,180	37,702,384
Net decrease in securities sold under agreements to repurchase	(73,332)	(1,566,782)
Proceeds from issuance of junior subordinated debentures	—	4,500,000
Repayments of Federal Home Loan Bank advances	(5,000,000)	—
Dividends paid	(134,436)	(88,196)
Proceeds from exercise of stock options	456,589	19,977
Retirement of common stock	(426,847)	—

Net cash provided by financing activities	7,083,154	40,567,383

Increase in cash and cash equivalents	3,688,286	19,187,917

Cash and cash equivalents at beginning of period	$20,471,930	14,005,728

Cash and cash equivalents at end of period	$24,160,216	33,193,645

Supplemental disclosure of cash flow information:
Interest paid	$1,658,396	1,199,805

Income taxes paid	$206,271	560,000

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2005 and 2004 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

2. Stock Compensation Plans

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the Company’s employee stock option plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the period ended March 31, 2005, and March 31, 2004, would have been reduced to the pro forma amounts indicated below:

	March 31, 2005	March 31, 2004
Net earnings as reported	$795,391	583,308
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(56,467)	(23,885)

Pro forma net earnings	$738,924	559,423

Basic earnings per share:
As reported	$0.35	0.26

Pro forma	$0.33	0.25

Diluted earnings per share:
As reported	$0.33	0.24

Pro forma	$0.30	0.23

The difference between the net earnings as reported and pro forma is the expense associated with the option grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value of the respective option at the time of grant, net of tax effect.

3. Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended March 31, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$795,391	2,264,927	$0.35
Effect of dilutive common stock issuances:
Stock options	—	159,650	(0.02)

Diluted earnings per share	$795,391	2,424,577	$0.33

For the three-months ended March 31, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$583,308	2,201,943	$0.26
Effect of dilutive common stock issuances:
Stock options	—	244,209	(0.02)

Diluted earnings per share	$583,308	2,446,152	$0.24

6. Dividends Payable

On March 16, 2005, the Company declared a $0.06 dividend per share to shareholders of record on April 1, 2005, with a payment date of April 15, 2005.

7. Recent Accounting Pronouncements

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, CCF currently accounts for share-based payments to employees using APB opinion No. 25’s intrinsic value method and, as such, generally recognizes no

7. Recent Accounting Pronouncements (cont’d)

compensation expense for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income earnings per share in Note 2 to the Company’s consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced a new rule that amends the compliance dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after December 15, 2005. SFAS No. 123(R) is effective for the Company beginning in the first quarter of 2006.

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

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Assets - The Company’s total assets increased $7.1 million between December 31, 2004, and March 31, 2005. Net loans receivable increased $8.2 million to $265.0 million at March 31, 2005, from $256.8 million at December 31, 2004. The Company’s loan growth includes approximately $5.6 million in commercial and commercial real estate loans and $2.4 million in construction real estate loans, offset primarily due to the sales of acquisition and development loans totaling $9.4 million during the first quarter of 2005. In addition, a decrease in the outstanding balances of indirect and other consumer loans of $418,000 offset growth in the portfolio. Loan demand remains strong in our market. Interest bearing deposits increased as $2.5 million of investment securities were called or sold during the quarter ending March 31, 2005. These funds were reinvested during April 2005 in similar agency investments.

Liabilities - Total deposits during the three-months ended March 31, 2005, grew to $301.5 million, an increase of $12.2 million from $289.3 million at December 31, 2004. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $149.0 million, an increase of $5.7 million from $143.3 million at December 31, 2004. Heritage Bank, a commercial bank chartered by the State of Georgia and a wholly owned subsidiary of the Company (the “Bank”), continues to stress transaction account growth in its marketing strategy which is directed primarily toward small business customers. As a part of this strategy, a new commercial money market account product was introduced during the first quarter. Time deposits increased during the three-month period from $138.6 million at December 31, 2004, to $146.0 million at March 31, 2005, an increase of $7.4 million. This increase was necessary to fund loan growth, repay a short term Federal Home Loan Bank advance of $5.0 million, and improve the Bank’s liquidity position. Certificates of deposit totaling $16.4 million were generated nationally through the internet from financial institutions, partially offset by liquidations in the normal course of business. These certificates are of one year or less in maturity and provide funding at 3.60% which is lower than local certificate campaigns. Savings accounts decreased during the period by $780,000 from $7.3 million at December 31, 2004, to $6.5 million at March 31, 2005. This decrease is due primarily to shifting of deposits from the lower interest savings accounts to higher earning personal money market accounts

Shareholders’ Equity - Shareholders’ equity increased $358,000, from $21.9 million at December 31, 2004, to $22.3 million at March 31, 2005. This increase was the result of net income of $795,000 in the first quarter of 2005; partially offset by the declaration of a $0.06 per share dividend totaling $139,000. The remainder of the offset is a reflection of the change in the fair value of the Bank’s available-for-sale investment securities portfolio, which affects accumulated other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 6.4% at the end of each period, March 31, 2005 and December 31, 2004. Book value per share decreased from $9.95 at December 31, 2004, to $9.63 at March 31, 2005. This decrease is primarily attributable to the net increase in shares outstanding of 75,000 through the exercise of stock options during the first quarter of 2005 which diluted book value.

Comparison of Operating Results for the Three-months Ended March 31, 2005 and March 31, 2004

Net Earnings - The Company had net earnings of $795,000 for the three-month period ended March 31, 2005, compared to net earnings of $583,000 in the same three-month period in 2004. This represents an increase in net earnings of $212,000, or 36.4%. Included in the increase is a pre-tax gain on sale of SBA loans of $320,000. This type of income distorts quarterly earnings because the gains may be booked in different periods from year to year. Gains on sales of SBA loans are a part of the normal course of business for the Bank though and as such, should be compared as a part of annual earnings.

Net Interest Income - Net interest income for the three-month period ended March 31, 2005, increased from $3.1 million in 2004, to $3.3 million for the same period in 2005. Interest expense increased $416,000 from $1.2 million in the period ending March 31, 2004, to $1.7 million for the three-month period ended March 31, 2005. The increase in interest expense is due to the repricing at higher rates of deposit accounts coinciding with the increases in federal funds rates and interest expense of $60,000 associated with the second Trust Preferred security offering which closed on March 30, 2004. In addition, interest expense has increased with the net increase in interest-bearing deposit account balances of $8 million from $258 million at December 31, 2004, to $266 million at March 31, 2005.

During the first quarter the increase in the yield on earning assets outpaced the increase in the cost of funds for the Bank. Due to a positive gap, the Bank experiences an increase in net interest income during a rising rate environment in the short term.

Provision for Loan Losses - The Bank’s provision for loan losses for the three-month period ended March 31, 2005, was $135,000 as compared to a provision of $290,000 in the period ending March 31, 2004. The loan loss reserve balance at March 31, 2005, was $3.3 million, or 1.22% of loans outstanding. For the period ending March 31, 2004, the loan loss reserve was $2.9 million, or 1.16% of loans outstanding. Based on the Bank’s internal calculation the allowance for loan losses is adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as, any other external factors.

Non-performing loans totaled $632,000 at March 31, 2005, which equaled 0.24% of loans outstanding. This compares to $4.3 million, or 1.70%, at March 31, 2004. The decrease in non-performing loans is primarily due to the foreclosure of a loan during the first quarter. The property is currently classified as a non-performing asset. This property’s recorded basis approximates the current appraised value of the property. Non-performing loans represent one relationship of $906,000, with $274,000 guaranteed by the USDA and the remaining portion, $632,000, retained by the Bank and not guaranteed by USDA.

Other Income - Other income for the three-month period ending March 31, 2005, includes a net gain pretax of $320,000 on the sale of SBA loans. This type of income distorts quarterly earnings because the gains may be booked in different periods from year to year. Gains on sales of SBA loans are a part of the normal course of business for the Bank though and as such, should be compared as a part of annual earnings.

Other Expenses - Other expenses for the three-month period ended March 31, 2005, increased $338,000, or 14.0%, from $2.4 million for the three-month period ended March 31, 2004, to $2.7 million for the same period in 2005. Salaries and employee benefits increased to $1.7 million for the three-month period ended March 31, 2005, compared to $1.5 million during the same three-month period in 2004, an increase of $242,000 or 16.5%. Included is an increased incentive accrual of $90,000 which will more evenly spread the expense throughout the year, compared to 2004 when it was recognized in the fourth quarter. Additionally, the Bank had an increase in State of Georgia unemployment tax expense for 2004 and 2005. The additional 2004 expense, $35,000, was not realized until March of 2005. When combined with the increase for 2005 of $21,000, total additional expense for this category was $56,000 in the first quarter of 2005. The remaining increase in other expenses is attributed primarily to the opening of the Eagles Landing branch in August 2004.

Liquidity - The Bank’s short-term liquidity was 14.95% on March 31, 2005. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $51.3 million at March 31, 2005, with $10.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of March 31, 2005, total risk based capital ratios were 10.90% for the Bank and 11.77% for the consolidated company. Tier 1 capital to risk weighted assets was 9.78% for the Bank and 9.68% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.36% for the Bank and 8.29% for the consolidated company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the Company’s repurchases of its common equity during the first quarter of 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2005	—	—	—	—
February 1 through February 28, 2005	—	—	—	—
March 1 through March 31, 2005	21,398	$19.94	—	—
Total	21,398	$19.94	—	—

(1)	The Company repurchased the shares indicated from certain participants in the Company’s Employee Stock Ownership Plan. The purchases were made pursuant to the terms of the Employee Stock Ownership Plan and such purchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: May 13, 2005	BY:	/s/ David B. Turner
David B. Turner
President and Chief Executive Officer

Date: May 13, 2005	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and Chief Financial Officer