Form 10QSB
period 2005-06-30
CCF HOLDING CO
filed 2005-08-15
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

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

(770) 478-8881

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 10, 2005, 2,341,248 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,407,252	8,951,947
Interest-bearing deposits in other financial institutions	12,015,353	5,006,613
Federal funds sold	5,258,000	6,513,370

Cash and cash equivalents	27,680,605	20,471,930

Interest-bearing time deposits in other financial institutions	—	99,000
Investment securities available-for-sale	41,711,737	41,638,558
Federal Home Loan Bank stock, at cost	1,129,100	1,265,000
Loans, net	275,483,637	256,770,581
Premises and equipment, net	8,055,598	8,279,046
Accrued interest receivable	1,503,050	1,242,191
Cash surrender value of life insurance	5,021,941	4,884,520
Other assets	4,441,768	5,495,885

Total assets	$365,027,436	340,146,711

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$34,562,644	31,281,774
Interest-bearing demand deposits	130,101,390	112,078,288
Savings accounts	5,914,781	7,328,745
Time deposits less than $100,000	102,850,897	101,658,533
Time deposits greater than $100,000	42,690,050	36,930,554

Total deposits	316,119,762	289,277,894

Securities sold under agreement to repurchase	3,456,679	2,703,607
Federal Home Loan Bank advances	10,000,000	15,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	3,578,287	2,462,378

Total liabilities	341,919,728	318,208,879

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 2,339,446 issued and outstanding in 2005; 2,239,019 shares issued and outstanding in 2004.	233,945	223,902
Additional paid-in capital	9,060,017	9,158,182
Retained earnings	13,901,743	12,587,130
Accumulated other comprehensive loss	(87,997)	(31,382)

Total shareholders’ equity	23,107,708	21,937,832

Total liabilities and shareholders’ equity	$365,027,436	340,146,711

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$4,885,177	4,206,729	9,412,135	8,271,298
Interest-bearing deposits in other financial institutions and federal funds sold	90,404	37,943	155,196	61,121
Interest and dividends on taxable investment securities	343,389	310,566	662,818	577,263
Interest on nontaxable investment securities	51,347	43,499	99,570	83,534

Total interest and dividend income	5,370,317	4,598,737	10,329,719	8,993,216

Interest expense:
Deposit accounts	1,644,669	1,201,852	3,095,564	2,305,135
Other borrowings	198,885	184,991	405,386	323,515

Total interest expense	1,843,554	1,386,843	3,500,950	2,628,650

Net interest income	3,526,763	3,211,894	6,828,769	6,364,566

Provision for loan losses	135,000	300,000	270,000	590,000

Net interest income after provision for loan losses	3,391,763	2,911,894	6,558,769	5,774,566

Other income:
Service charges on deposit accounts	304,848	290,922	572,254	552,518
Gain on sale of loans	111,312	570,868	431,057	570,868
Gain (loss) on sale of investment securities	—	438	(23,090)	1,525
Other	163,059	193,465	350,721	343,906

Total other income	579,219	1,055,693	1,330,942	1,468,817

Other expenses:
Salaries and employee benefits	1,683,685	1,482,237	3,390,787	2,947,098
Occupancy	472,803	435,859	942,369	846,685
Other	613,697	575,326	1,187,242	1,112,127

Total other expenses	2,770,185	2,493,422	5,520,398	4,905,910

Earnings before income taxes	1,200,797	1,474,165	2,369,313	2,337,473

Income tax expense	380,675	481,435	753,800	761,435

Net earnings	$820,122	992,730	1,615,513	1,576,038

Basic earnings per share	$0.35	0.45	0.70	0.72

Diluted earnings per share	$0.33	0.43	0.66	0.67

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2005	2004	2005	2004
Net earnings	$820,122	992,730	1,615,513	1,576,038

Other comprehensive income:
Unrealized holding gain (losses) on investment securities available-for-sale:	342,071	(946,705)	(96,286)	(742,314)
Associated taxes	(86,794)	321,880	24,431	252,387

Reclassification adjustment for losses (gains) included in earnings	23,090	(438)	23,090	(1,525)
Associated taxes	(7,850)	149	(7,850)	534

Total other comprehensive income (loss)	270,517	(625,114)	(56,615)	(490,918)

Total comprehensive income	$1,090,639	367,616	1,558,898	1,085,120

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six-months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$1,615,513	1,576,038
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	270,000	590,000
Depreciation, amortization, and accretion, net	367,306	329,695
Net loss (gain) on sale of investment securities	23,090	(1,525)
Net gain on sale of real estate owned	(30,234)	44,809
Net gain on sale of premises and equipment	(573)	(13,692)
Net gain on sale of loans	(431,057)	(570,868)
Increase in cash surrender value of life insurance	(137,421)	(133,016)
Change in:
Accrued interest receivable and other assets	(157,166)	(546,833)
Accrued interest payable and other liabilities	1,088,541	(1,763,258)

Net cash provided by (used in) operating activities	2,607,999	(488,650)

Cash flows from investing activities:
Proceeds from maturing investment securities available-for-sale	3,281,844	13,577,328
Purchases of investment securities available-for-sale	(5,957,909)	(23,256,571)
Proceeds from sales of investment securities available-for-sale	2,476,910	1,406,400
Proceeds from maturities of time deposits in other financial institutions	99,000	—
Proceeds from redemption of Federal Home Loan Bank stock	675,000	—
Purchase of Federal Home Loan Bank stock	(539,100)	—
Loan originations, net	(31,391,850)	(32,664,695)
Proceeds from sales of real estate owned	1,011,143	56,985
Proceeds from sale of loans	12,839,851	5,296,844
Purchases of premises and equipment	(127,496)	(1,367,791)

Net cash used in investing activities	(17,632,607)	(36,951,500)

Cash flows from financing activities:
Net increase in deposit accounts	26,841,868	35,853,848
Net increase (decrease) in securities sold under agreements to repurchase	753,072	(360,075)
Repayments of Federal Home Loan Bank advances	(5,000,000)	—
Proceeds from the issuance of junior subordinated debentures	—	4,500,000
Dividends paid	(273,535)	(88,117)
Proceeds from exercise of stock options	709,244	113,650
Common stock repurchased, exchanged and retired	(797,366)	—

Net cash provided by financing activities	22,233,283	40,019,306

Increase in cash and cash equivalents	7,208,675	2,579,156

Cash and cash equivalents at beginning of period	20,471,930	14,005,728

Cash and cash equivalents at end of period	$27,680,605	16,584,884

Supplemental disclosure of cash flow information:

Interest paid	$3,344,751	2,592,128

Income taxes paid	$480,729	761,435

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and six-month periods ended June 30, 2005, and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and six-month periods ended June 30, 2005, are not necessarily indicative of the results for the entire year ending December 31, 2005.

2. Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the Company’s employee stock option plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the three and six month periods ended June 30, 2005, and June 30, 2004, would have been reduced to the pro forma amounts indicated below:

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net earnings as reported	$820,122	992,730	1,615,513	1,576,038

Deduct: Total stock based employee compensation expense determined under fair-value based method for all awards, net of tax	(56,422)	(23,884)	(112,844)	(47,768)

Pro forma net earnings	$763,700	968,846	1,502,669	1,528,270

Basic earnings per share:
As reported	$0.35	0.45	0.70	0.72
Pro forma	$0.33	0.42	0.65	0.69

Diluted earnings per share:
As reported	$0.33	0.43	0.66	0.67
Pro forma	$0.31	0.42	0.62	0.65

The difference between the net earnings as reported and pro forma is the expense associated with the option grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value of the respective option at the time of grant, net of tax effect.

3. Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission (the “SEC”).

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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$820,122	2,334,449	$0.35

Effect of dilutive common stock:
Stock options		117,112	(0.02)

Diluted earnings per share	$820,122	2,451,561	$0.33

For the three-months ended June 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$992,730	2,205,845	$0.45

Effect of dilutive common stock:
Stock options		112,913	(0.02)

Diluted earnings per share	$992,370	2,318,758	$0.43

For the six-months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,615,513	2,299,769	$0.70

Effect of dilutive common stock:
Stock options		138,381	(0.04)

Diluted earnings per share	$1,615,513	2,438,150	$0.66

For the six-months ended June 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,576,038	2,203,627	0.72

Effect of dilutive common stock:
Stock options		137,859	(0.05)

Diluted earnings per share	$1,576,038	2,341,486	$0.67

6. Dividends Payable

On June 15, 2005, the Company announced a $0.07 per share cash dividend payable to shareholders of record on July 1, 2005, with a payment date of July 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

The Company conducts its business primarily through its wholly-owned subsidiary, Heritage Bank, (the “Bank”), a state chartered commercial bank organized under the laws of the State of Georgia.

Recent Developments

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Assets - The Company’s total assets increased by 7.3%, or $24.9 million, from $340.1 million at December 31, 2004, to $365.0 million at June 30, 2005. Net loans increased 7.3% to $275.5 million at June 30, 2005, an increase of $18.7 million from $256.8 million at December 31, 2004. The Company’s loan growth was primarily in commercial loans secured by real estate which increased 11.8%, or $16.4 million. Interest-bearing deposit accounts in other financial institutions which the Bank considers overnight investments, increased $7.0 million from $5.0 million at December 31, 2004, to $12.0 million at June 30, 2005. The increase in the Bank’s overnight deposits is primarily the result of the growth in interest-bearing demand accounts.

Asset growth was partially offset by a decline of $1.1 million in the balance of other real estate owned, a portion of other assets, from $3.7 million at December 31, 2004, to $2.7 million at June 30, 2005. This decrease is due to the sale of a foreclosed property in the quarter ending March 31, 2005. See further discussion concerning Other Real Estate in the subsequent events section.

Liabilities - Total deposits at June 30, 2005, were $316.1 million, an increase of $26.8 million, or 9.3%, from $289.3 million at December 31, 2004. The Company had growth in transaction accounts of $21.3 million, or 14.9%, from $143.4 million at December 31, 2004 to $164.7 million at June 30, 2005. Transaction accounts include non-interest-bearing demand deposit accounts, NOW accounts and money market accounts. Non-interest-bearing accounts increased by $3.3 million, or 10.5%, from $31.3 million at December 31, 2004, to $34.6 million at June 30, 2005. The Bank continues to stress transaction account growth in its marketing strategy, which is directed primarily toward small business customers. As a part of this strategy, the Bank introduced a new commercial money market account product during the first quarter of 2005. At June 30, 2005, these new accounts had balances of $19.5 million. Time and savings deposits increased during the six-month period from $145.9 million at December 31, 2004, to $151.4 million at June 30, 2005, an increase of 3.8%, or $5.5 million. Repurchase agreement balances increased from $2.7 million at December 31, 2004, to $3.5 million at June 30, 2005, an increase of $753,000, or 27.9%. The Bank reduced its Federal Home Loan Bank advances by $5.0 million, from $15.0 million at December 31, 2004, to $10.0 million at June 30, 2005. Other liabilities increased $1.1 million, or 45.3%, from $2.5 million at December 31, 2004, to $3.6 million at June 30, 2005. This increase is primarily due to the fluctuation in the balance of the Bank’s Traveler’s Express official check account, which had a balance of $640,000 at December 31, 2004 and a balance of $1.7 million at June 30, 2005. This account is an overnight holding account from which funds are wired daily to cover the official checks issued each day by the Bank. The account’s balance will fluctuate depending on daily activity.

Shareholders’ Equity – Total shareholders’ equity increased $1.2 million, or 5.3%, from $21.9 million at December 31, 2004, to $23.1 million at June 30, 2005. This increase was the result of the Company’s net earnings for the six month period of $1.6 million, which was partially offset by the payment of cash dividends to shareholders of $0.06 per share in March and $0.07 per share in June 2005, cumulatively totaling $273,000. The remainder of the change reflects the change in fair value of the Bank’s available-for-sale investment portfolio, which affects other comprehensive income. The ratio of total shareholders’ equity as a percentage of total assets was 6.3% at June 30, 2005, and 6.4% at December 31, 2004. Book value per share increased from $9.80 at December 31, 2004, to $9.88 at June 30, 2005. During the six-month period, 140,466 options were exercised and 40,039 shares were repurchased or exchanged and retired. These actions caused a net increase of common shares outstanding of 100,427 and a dilution in book value per share.

Comparison of Operating Results for the Three- and Six-months Ended June 30, 2005, and June 30, 2004

Net Earnings - The Company had net earnings of $820,000 for the three-month period ended June 30, 2005, compared to net earnings of $993,000 for the same three-month period in 2004. This represented a decrease in net earnings of $172,000, or 17.4%. Net earnings increased by $40,000, or 2.5%, for the six-months ended June 30, 2005 as compared to the six-months ended June 30, 2004. Included in the three and six-month periods ending June 30, 2004, is a $422,000 pretax gain on the sale of a United States Department of Agriculture (“USDA”) guaranteed loan. Although the Bank sells loans in its normal course of business, this was a larger than usual transaction.

Net Interest Income - Net interest income increased by $315,000, or 9.8%, from $3.2 million in the three-months ended June 30, 2004 to $3.5 million in the three-months ended June 30, 2005. For the six-month period ending June 30, 2005, net interest income increased by 7.3%, or $464,000. The margin for the six-months ended June 30, 2005, increased to 4.38%, from 4.08% in the six-months ended June 30, 2004. In the short term, due to a positive gap position and an asset sensitive balance sheet, the Bank will experience an increase in net interest income during a rising rate environment. Interest expense on the Company’s subordinated debentures issued in connection with prior offerings of trust preferred securities increased from $142,000, for the period ending June 30, 2004, to $252,000, for the period ending June 30, 2005. This increase is due to the increases in the prime rate, and the corresponding increase in the interest rate on the debentures as it is tied to the prime rate. This increase also is attributable in part to an increase in the average outstanding balance of the debentures resulting from the Company’s issuance of an additional $4.3 million of trust preferred securities in March 2004.

Provision for Loan Losses - The provision for loan losses for the six months ending June 30, 2005, was $270,000, a decrease of $320,000, or 54.2%, over the same six-month period in 2004 which had a provision expense of $590,000. At June 30, 2005, the allowance for loan losses was $3.4 million, or 1.21% of loans outstanding. Management periodically evaluates the adequacy of the allowance for loan losses, including an evaluation of past loan loss experience, current economic conditions, volume, growth and collateral of the loan portfolio. Management also reviews classified assets, including those loans and assets listed as non-performing. Currently, management believes that the allowance for loan losses is adequate; however, there can be no assurances that further additions will not be needed. Management will continue to monitor and adjust the allowance as necessary in future periods based on growth in the loan portfolio, loss experience, and the continued expected changing mix of loans in the loan portfolio.

Loans internally classified as substandard at June 30, 2005, totaled $3.2 million as compared to $5.0 million for the period ending June 30, 2004. The decrease in the twelve-month period is primarily due to the transfer of $3.3 million in loan balances, secured by real estate, to Other Real Estate. One of these properties was sold during the first quarter of 2005, with the remaining property having a balance of $2.7 million in Other Real Estate. See further discussion concerning Other Real Estate in the subsequent events section.

Substandard loans at June 30, 2005, consisted primarily of one commercial relationship, an operating company, totaling $2.3 million which is secured by commercial real estate. At June 30, 2005, the Bank’s portion, $633,000, of a USDA guaranteed loan totaling $931,000, was classified as doubtful. There were no loans classified as doubtful at June 30, 2004.

Non-accrual loans totaled $940,000 at June 30, 2005, and $683,000 at June 30, 2004. At June 30, 2005, non-accrual loans consisted primarily of one relationship of $931,000, with $298,000 guaranteed by the USDA and the remaining portion, $633,000, (mentioned above as doubtful), retained by the Bank and not guaranteed by USDA.

Net charge-offs during the six-month period ending June 30, 2005, totaled $44,000, representing 0.02% of net loans outstanding. For the six-month period ending June 30, 2004, net charge-offs totaled $168,000, representing 0.07% of net loans outstanding. Past due loans at June 30, 2005, were 0.44% of loans outstanding, as compared to June 30, 2004, when past dues loans were 0.68% of loans outstanding.

Other Income – Other income has been most notably affected by the gains on sale of loans. For the six-month period ending June 30, 2004, net gains on loan sales of $571,000 were booked, with $422,000 of this amount the result of the gain on the sale of one loan guaranteed by the USDA. During the period ending June 30, 2005, gains of $436,000 were reflected in other income; however, these gains are the result of the sales of seven SBA guaranteed loans.

Service charges on deposit accounts for the six-month period ending June 30, 2005, were $572,000, an increase of 3.6% over the six-month period ending June 30, 2004. The Bank enhanced its mortgage origination department and as a result, generated fees of $26,000 in the month of June 2005, as compared to fees of $3,000 for the six-month period ending June 30, 2004. Commissions on the sales of investment products for the six-months ending June 30, 2005, totaled $102,000, representing an increase of $20,000, or 24.5%, over the same period in 2004.

Other Expenses - Other expenses of $5.5 million for the six-month period ended June 30, 2005, were an increase of $614,000, or 12.5%, from $4.9 million for the six-month period ended June 30, 2004. Included in this increase are salaries and employee benefits which increased $444,000, or 15.1%, to $3.4 million for the six-month period ended June 30, 2005, from $2.9 million during the same six-month period in 2004. Salaries increased for the six-month period ending June 30, 2005, due in part to the opening of the Eagles Landing branch in Stockbridge, Georgia in August 2004. Additional increases in salaries are due to the hiring of two loan production officers during the second quarter of 2005, and to annual raises, which averaged 3%. Benefits expense include an increased incentive accrual of $171,000, which will more evenly spread the expense throughout the year, compared to 2004 when it was recognized in the fourth quarter. Additionally, the Bank had an increase in State of Georgia unemployment tax expense for 2004 and 2005. The additional 2004 expense of $35,000 was not realized until March of 2005. When combined with the increase for 2005 of $26,000, total additional expense for this category was $61,000 in the first six-months of 2005.

For the three-month period ended June 30, 2005, other expenses increased $277,000, or 11.1%. Of this increase, salaries and employee benefits increased $201,000, or 13.6%, to $1.7 million as compared to $1.5 million for the same period in 2004.

Liquidity and Capital Resources - The Bank’s short-term liquidity was 16.22% on June 30, 2005. The Bank is required to maintain minimum levels of liquid assets as defined by State of Georgia and Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand, including the offering of trust preferred securities. The Bank adjusts its liquidity level as appropriate to meet its asset/liability management objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $52.3 million at June 30, 2005, with $10.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and securities available-for-sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk – Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Bank had issued commitments to extend credit of $60.2 million through various types of lending arrangements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of June 30, 2005, total risk based capital ratios were 10.75% the Bank and 11.53% for the consolidated Company. Tier 1 capital to risk weighted assets was 9.64% for the Bank and 9.45% for the consolidated Company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.43% for the Bank and 8.28% for the consolidated Company.

Subsequent Events – Included in the Company’s press release dated July 8, 2005, was a disclosure regarding a portion of the other real estate owned which was under contract to sell. In August 2005, the Company received notice of the withdrawal of the contract from the prospective purchaser due to concerns cited by the purchaser of engineering issues associated with the tract under contract. Management has not been able to substantiate the concerns raised by the prospective purchaser but will further investigate this issue to determine if an impairment exists. Based on current information available, management has no basis to assume the assertions made by the prospective purchaser are accurate; however, should such issues raised be factual, it is estimated that the impairment could be as high as $835,000.

ITEM 3. CONTROLS AND PROCEDURES

During the quarterly period covered by this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information relating to the Company, including our consolidated Subsidiary, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a party to certain legal proceedings, however, it does not anticipate that any such proceedings will have any material adverse effects on its financial condition or results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its common equity during the second quarter of 2005:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2005	10,000	$19.70	—	—
May 1 through May 31, 2005	—	—	—	—
June 1 through June 30, 2005	—	—	—	—
Total	10,000	$19.70	—	—

(1)	The Company repurchased the shares indicated from certain participants in the Company’s Employee Stock Ownership Plan. The purchases were made pursuant to the terms of the Employee Stock Ownership Plan and such purchases were not made pursuant to a publicly announced plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on May 19, 2005.

Following is a description of each matter voted on at the Annual Meeting and the results of the voting:

1.	Election of Directors to serve a three-year term expiring at the 2008 Annual Meeting of Shareholders :

	David B. Turner	Charles S. Tucker
Shares voted in favor	1,993,643	1,993,857
Votes withheld	221,908	221,694
Shares abstained	0	0
Broker non-votes	0	0

2.	Amendment to Company’s 2000 Stock Option Plan:

Shares voted in favor	1,076,446
Shares voted against	551,847
Shares abstained	0
Broker non-votes	583,593

Total shares represented	2,211,886
Total shares outstanding	2,318,315

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

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

CCF HOLDING COMPANY

Date: August 15, 2005	BY:	/s/ David B. Turner
	Name:	David B. Turner
	Title:	President and
Chief Executive Officer

Date: August 15, 2005	BY:	/s/ Mary Jo Rogers
	Name:	Mary Jo Rogers
	Title:	Sr. Vice President and
Chief Financial Officer