Form 10QSB
period 2005-09-30
CCF HOLDING CO
filed 2005-11-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

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

(770) 478-8881

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 10, 2005, 2,347,596 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$13,606,005	8,951,947
Interest-bearing deposits in other financial institutions	1,087,027	5,006,613
Federal funds sold	2,542,000	6,513,370

Cash and cash equivalents	17,235,032	20,471,930

Interest-bearing time deposits in other financial institutions	—	99,000
Investment securities available-for-sale	45,763,090	41,638,558
Federal Home Loan Bank stock, at cost	1,129,100	1,265,000
Loans, net	279,077,771	256,770,581
Premises and equipment, net	7,926,580	8,279,046
Accrued interest receivable	1,627,682	1,242,191
Cash surrender value of life insurance	5,090,787	4,884,520
Other assets	4,893,334	5,495,885

Total assets	$362,743,376	340,146,711

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$45,288,526	31,281,774
Interest-bearing demand deposits	132,701,261	112,078,288
Savings accounts	6,282,577	7,328,745
Time deposits less than $100,000	93,335,472	101,658,533
Time deposits greater than $100,000	37,756,956	36,930,554

Total deposits	315,364,792	289,277,894

Securities sold under agreement to repurchase	2,370,206	2,703,607
Federal Home Loan Bank advances	10,000,000	15,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	2,927,795	2,462,378

Total liabilities	339,427,793	318,208,879

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 2,347,596 issued and outstanding in 2005; 2,239,019 shares issued and outstanding in 2004.	234,759	223,902
Additional paid-in capital	9,121,899	9,158,182
Retained earnings	14,253,529	12,587,130
Accumulated other comprehensive loss	(294,604)	(31,382)

Total shareholders’ equity	23,315,583	21,937,832

Total liabilities and shareholders’ equity	$362,743,376	340,146,711

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest and dividend income:
Interest and fees on loans	$5,295,752	4,146,417	14,707,887	12,417,715
Interest-bearing deposits in other financial institutions and federal funds sold	107,303	30,170	262,499	91,291
Interest and dividends on taxable investment securities	372,443	349,190	1,035,261	926,453
Interest on nontaxable investment securities	52,485	47,440	152,055	130,974

Total interest and dividend income	5,827,983	4,573,217	16,157,702	13,566,433

Interest expense:
Deposit accounts	1,758,203	1,244,843	4,853,767	3,549,978
Other borrowings	214,770	165,615	620,156	489,130

Total interest expense	1,972,973	1,410,458	5,473,923	4,039,108

Net interest income	3,855,010	3,162,759	10,683,779	9,527,325

Provision for loan losses	135,000	180,000	405,000	770,000

Net interest income after provision for loan losses	3,720,010	2,982,759	10,278,779	8,757,325

Other income:
Service charges on deposit accounts	352,886	293,015	925,140	845,533
Gain on sale of loans	114,700	—	545,757	570,868
Gain on sale of fixed assets	—	—	—	13,692
(Loss) gain on sale of investment securities	—	(880)	(23,090)	645
Other	178,461	164,781	529,182	494,995

Total other income	646,047	456,916	1,976,989	1,925,733

Other expenses:
Salaries and employee benefits	1,668,913	1,515,184	5,059,700	4,462,282
Occupancy	500,009	475,652	1,442,378	1,322,337
Loss on Other Real Estate Owned	839,270	29,344	810,147	74,153
Other	592,530	531,192	1,808,895	1,598,510

Total other expenses	3,600,722	2,551,372	9,121,120	7,457,282

Earnings before income taxes	765,335	888,303	3,134,648	3,225,776

Income tax expense	235,480	278,775	989,280	1,040,210

Net earnings	$529,855	609,528	2,145,368	2,185,566

Basic earnings per share	$0.23	0.27	0.93	0.99

Diluted earnings per share	$0.22	0.26	0.88	0.93

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings	$529,855	609,528	2,145,368	2,185,566

Other comprehensive (loss) income:
Unrealized holding (losses) gains on investment securities available-for-sale:	(313,041)	605,703	(421,912)	(140,897)
Associated taxes	106,434	(205,939)	143,450	50,719

Reclassification adjustment for losses (gains) included in earnings	—	880	23,090	(645)
Associated taxes	—	(317)	(7,850)	232

Total other comprehensive (loss) income	(206,607)	400,327	(263,222)	(90,591)

Total comprehensive income	$323,268	1,009,855	1,882,146	2,094,975

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$2,145,368	2,185,566
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Provision for loan losses	405,000	770,000
Depreciation, amortization, and accretion, net	553,008	505,515
Net loss (gain) on sale of investment securities	23,090	(645)
Net write down and sales of real estate owned	810,147	74,153
Net gain on sale of premises and equipment	(2,355)	(13,692)
Net gain on sale of loans	(545,757)	(570,868)
Increase in cash surrender value of life insurance	(206,267)	(199,524)
Change in:
Accrued interest receivable and other assets	(366,112)	(398,709)
Accrued interest payable and other liabilities	287,349	(2,560,879)

Net cash provided by (used in) operating activities	3,103,471	(209,086)

Cash flows from investing activities:
Proceeds from maturing investment securities available-for-sale	3,386,847	15,462,842
Purchases of investment securities available-for-sale	(10,938,245)	(25,244,401)
Proceeds from sales of investment securities available-for-sale	2,976,910	2,905,520
Proceeds from maturities of time deposits in other financial institutions	99,000	1,287,075
Proceeds from redemption of Federal Home Loan Bank stock	675,000	250,000
Purchase of Federal Home Loan Bank stock	(539,100)	—
Loan originations, net	(38,770,011)	(35,220,913)
Proceeds from sales of real estate owned	1,011,143	265,947
Proceeds from sale of loans	15,507,195	5,696,844
Purchases of premises and equipment	(176,279)	(1,830,227)

Net cash used in investing activities	(26,767,540)	(36,427,313)

Cash flows from financing activities:
Net increase in deposit accounts	26,086,898	43,892,285
Net (decrease) increase in securities sold under agreements to repurchase	(333,401)	1,373,132
Repayments of Federal Home Loan Bank advances	(5,000,000)	(5,000,000)
Proceeds from the issuance of junior subordinated debentures	—	4,500,000
Dividends paid	(300,901)	(311,261)
Proceeds from exercise of stock options	769,873	200,030
Common stock repurchased, exchanged and retired	(795,298)	—

Net cash provided by financing activities	20,427,171	44,654,186

Change in cash and cash equivalents	(3,236,898)	8,017,787

Cash and cash equivalents at beginning of period	20,471,930	14,005,728

Cash and cash equivalents at end of period	$17,235,032	22,023,515

Supplemental disclosure of cash flow information:

Interest paid	$5,453,498	2,953,139

Income taxes paid	$689,206	1,141,500

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and nine-month periods ended September 30, 2005, and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and nine-month periods ended September 30, 2005, are not necessarily indicative of the results for the entire year ending December 31, 2005.

2. Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Under Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date and, as such, no compensation cost is recognized. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as such, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value method of accounting had been applied. Had compensation cost for the Company’s employee stock option plan been determined based upon the fair value of the options at the grant dates, the Company’s net earnings and net earnings per share for the three and nine month periods ended September 30, 2005, and September 30, 2004, would have been reduced to the pro forma amounts indicated below:

		For the three months ended		For the nine months ended
		September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net earnings as reported		$529,855	609,528	2,145,368	2,185,566

Deduct:	Total stock based employee compensation expense determined under fair-value based method for all awards, net of tax	56,422	23,884	169,266	71,562

Pro forma net earnings		$473,433	585,644	1,976,102	2,114,004

Basic earnings per share:
	As reported	$0.23	0.27	0.93	0.99
	Pro forma	$0.20	0.26	0.85	0.75

Diluted earnings per share:
	As reported	$0.22	0.26	0.88	0.93
	Pro forma	$0.19	0.25	0.81	0.90

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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$529,855	2,342,792	$0.23

Effect of dilutive common stock:
Stock options	—	115,484	$(0.01)

Diluted earnings per share	$529,855	2,458,276	$0.22

For the three months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$609,528	2,232,049	$0.27

Effect of dilutive common stock:
Stock options	—	100,152	$(0.01)

Diluted earnings per share	$609,528	2,332,201	$0.26

For the nine months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,145,368	2,314,268	$0.93

Effect of dilutive common stock:
Stock options	—	130,749	$(0.05)

Diluted earnings per share	$2,145,368	2,445,017	$0.88

For the nine months ended September 30, 2004

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,185,566	2,215,023	$0.99

Effect of dilutive common stock:
Stock options	—	125,290	$(0.06)

Diluted earnings per share	$2,185,566	2,340,313	$0.93

6. Dividends Payable

On September 21, 2005, the Company announced a $0.075 per share cash dividend payable to shareholders of record on October 7, 2005, with a payment date of October 24, 2005.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Assets - The Company’s total assets increased by 6.6%, or $22.6 million, from $340.1 million at December 31, 2004, to $362.7 million at September 30, 2005. Net loans increased 8.7% to $279.1 million at September 30, 2005, an increase of $22.3 million from $256.8 million at December 31, 2004. The Company’s loan growth was primarily in commercial loans secured by real estate, which increased 17.7%, or $24.6 million. This increase in commercial real estate loans was partially offset by a decline in the outstanding balances of indirect consumer loans and commercial revolving lines of credit. Investment securities available for sale increased $4.1 million, or 9.9%, from $41.6 million at December 31, 2004, to $45.7 million at September 30, 2005. The Bank invested funds held on deposit into various higher yielding bonds, primarily Federal Home Loan Bank agency bonds.

Liabilities - Total deposits at September 30, 2005, were $315.4 million, an increase of $26.1 million, or 9.0%, from $289.3 million at December 31, 2004. The Company had growth in transaction accounts of $34.6 million, or 24.2%, from $143.4 million at December 31, 2004 to $178.0 million at September 30, 2005. Transaction accounts include non-interest-bearing demand deposit accounts, NOW accounts and money market accounts. Non-interest-bearing accounts increased by $14.0 million, or 44.8% from $31.3 million at December 31, 2004, to $45.3 million at September 30, 2005. The Bank continues to stress transaction account growth in its marketing strategy, which is directed primarily toward small business customers. As a part of this strategy, the Bank introduced a new commercial money market account product during the first quarter of 2005. At September 30, 2005, these new accounts had balances of $23.8 million. Time and savings deposits decreased during the nine-month period from $145.9 million at December 31, 2004, to $137.4 million at September 30, 2005, a decrease of 5.8%, or $8.5 million. The decrease in time deposits was primarily due to the liquidation of the non-brokered certificates of deposit that had been generated over the internet during 2004. These deposits were short-term duration from financial institutions across the nation. The decrease was intentional, as transaction account balances replaced these balances. Repurchase agreement balances decreased $333,000, or 12.3%, from $2.7 million at December 31, 2004, to $2.4 million at September 30, 2005. The Bank reduced its Federal Home Loan Bank advances by $5.0 million, from $15.0 million at December 31, 2004, to $10.0 million at September 30, 2005.

Shareholders’ Equity – Total shareholders’ equity increased $1.4 million, or 6.3%, from $21.9 million at December 31, 2004, to $23.3 million at September 30, 2005. This increase was the result of the Company’s net earnings for the nine-month period of $2.1 million, which was partially offset by the payment of cash dividends to shareholders of $0.06 per share in March, $0.07 per share in June 2005, and $0.075 per share in September 2005, cumulatively totaling $479,000. The remainder of the change reflects the change in fair value of the Bank’s available-for-sale investment portfolio, which affects other comprehensive income. The ratio of total shareholders’ equity as a percentage of total assets was 6.43% at September 30, 2005 and 6.45% at December 31, 2004. Book value per share increased from $9.80 at December 31, 2004, to $9.93 at September 30, 2005. During the nine-month period, 148,616 options were exercised and 40,039 shares were repurchased or exchanged and retired. These actions caused a net increase of common shares outstanding of 109,139.

Comparison of Operating Results for the Three- and Nine- Months Ended September 30, 2005, and September 30, 2004

Net Earnings - The Company had net earnings of $530,000 for the three-month period ended September 30, 2005, compared to net earnings of $610,000 for the same three-month period in 2004. This represented a decrease in net earnings of $80,000, or 13.1%. Net earnings decreased by $40,000, or 1.8%, from $2.185 million to $2.145 million, for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The three- and nine-month periods ending September 30, 2005, include a one-time pre-tax charge taken in the third quarter of 2005 to cover an impairment recognized in the Bank’s other real estate holdings. This amounted to an after tax income effect of $540,000.

Net Interest Income - Net interest income increased by $692,000, or 21.9%, from $3.2 million in the three months ended September 30, 2004 to $3.9 million in the three months ended September 30, 2005. For the nine-month period ending September 30, 2005, net interest income increased by 12.1%, or $1.2 million. The margin for the nine months ended September 30, 2005, increased to 4.37%, from 4.15% in the nine months ended September 30, 2004. In the short term, due to a positive gap position and an asset sensitive balance sheet, the Bank will experience an increase in net interest income during a rising rate environment. Interest and fees on loans increased $2.3 million from $12.4 million in the nine month period ending September 30, 2004; to $14.7 million in the nine month period ending September 30, 2005. Interest expense on deposit accounts increased by $1.3 million from $3.5 million in the nine month period ending September 30, 2004 to $4.8 million in the nine month period ending September 30, 2005. For the three month period ending September 30, 2005, interest and fees on loans increased to $5.3 million, an increase of $1.1 million, or 27.7%, over the $4.1 million earned in the three months ending September 30, 2004. The Bank has been able to slow interest expense increases during the increasing rate environment as its dependency on time accounts lessened.

The net interest income increase was partially offset by an increase in interest expense on the Company’s subordinated debentures that were issued in connection with its trust-preferred securities. This expense increased from $236,000, for the nine month period ending September 30, 2004, to $393,000, for the nine month period ending September 30, 2005. The three month period ending September 30, 2005, had interest expense on the debentures of $144,000, an increase of $50,000 or 53.5%, from $94,000 in the three months ending September 30, 2004. The increase in this expense is due to the increases in the prime rate, and the corresponding increase in the interest rate on the debentures as it is tied to the prime rate. This increase also is attributable in part to an increase in the average outstanding balance of the debentures resulting from the Company’s issuance of an additional $4.3 million of trust preferred securities in March 2004.

Provision for Loan Losses - The provision for loan losses for the nine months ending September 30, 2005, was $405,000, a decrease of $365,000, or 47.4%, over the same nine-month period in 2004, which had a provision expense of $770,000. At September 30, 2005, the allowance for loan losses was $3.3 million or 1.17% of loans outstanding and at September 30, 2004, the allowance was $3.2 million, or 1.25% of loans outstanding. At December 31, 2004, the allowance for loan losses was $3.2 million, or 1.21% of loans outstanding.

Loans internally classified as substandard at September 30, 2005, totaled $1.5 million as compared to $5.0 million at September 30, 2004 and $3.8 million at December 31, 2004. There were no doubtful loans at September 30, 2005; however, loans totaling $756,000 were classified as doubtful at September 30, 2004 and $740,000 of loans was classified as doubtful at December 31, 2004. The decrease in loans classified as substandard and doubtful is primarily due to the transfer of $3.3 million in loan balances, secured by real estate, to Other Real Estate during the quarter ended March 31, 2005. One property was sold during the first quarter of 2005. The two remaining properties had balances of $2.2 million and $812,500 at September 30, 2005. The $2.2 million is the balance after the write down which was discussed in the September 26, 2005 press release. This write down is reflected in the current quarter’s earnings. The $812,500 is the remaining book balance of a loan reported as non-performing in June 2005. The Bank foreclosed on this property and obtained ownership in September 2005. After charging a loss of $170,000 against the loan loss reserve on the non-guaranteed portion of the debt, the Bank’s remaining book balance of $812,500 was transferred to other real estate owned. The United States Department of Agriculture, the “USDA” guarantee on this asset is $382,500 and the Bank’s net exposure is $430,000. See “Other Important Subsequent Events” for a discussion of the subsequent sale of this property.

Substandard loans at September 30, 2005, consisted primarily of one commercial relationship, totaling $663,000, which is secured by first mortgages on single-family residential rental properties. Non-accrual loans totaled $46,000 at September 30, 2005 compared to $756,000 at September 30, 2004 and $852,000 at December 31, 2004. The relationship that was listed on non-accrual in 2004 is the same relationship represented at September 30, 2005, by the $812,500 balance in other real estate.

Net loan charge-offs during the nine-month period ending September 30, 2005, totaled $258,000, representing 0.09% of net loans outstanding. For the nine-month period ending September 30, 2004, net charge-offs totaled $243,000, also representing 0.09% of net loans outstanding. Past due loans at September 30, 2005, were 0.97% of loans outstanding, as compared to September 30, 2004, when past dues loans were 1.05% of loans outstanding.

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

Other Income – Service charges on deposit accounts for the nine-month period ending September 30, 2005, were $925,000, an increase of $80,000, or 9.4% over the nine-month period ending September 30, 2004. For the three-month period, service charges increased $60,000, or 20.4%. The increase is attributed to the increase in transaction accounts combined with the implementation of a new courtesy overdraft product.

The Bank enhanced its mortgage origination department and as a result, generated fees of $46,000 in the nine-month period ending September 30, 2005, as compared to fees of $8,000 for the nine-month period ending September 30, 2004. Commissions on the sales of investment products for the nine months ending September 30, 2005, totaled $153,000, representing an increase of $28,000, or 22.0%, over the same period in 2004.

Other income has been affected by the gains on sale of loans. For the nine-month period ending September 30, 2004, net gains on loan sales was $571,000, with $422,000 of this amount resulting from the gain on the sale of one loan guaranteed by the USDA. During the nine-month period ending September 30, 2005, gains of $546,000 were reflected in other income; however, these gains are the result of the sales of nine SBA guaranteed loans. For the three-month period ending September 30, 2005, gains on sales of SBA loans totaled $115,000. The three-month period ending September 20, 3005 had no gains on sales of loans.

Other Expenses - Other expenses of $9.1 million for the nine-month period ended September 30, 2005, increased $1.7 million, or 22.3%, from $7.4 million for the nine-month period ended September 30, 2004.

Included in this increase are salaries and employee benefits that increased $597,000, or 13.4%, to $5.1 million for the nine-month period ended September 30, 2005, from $4.5 million during the same nine-month period in 2004. Salaries increased for the nine-month period ending September 30, 2005, due in part to the opening of the Eagles Landing branch in Stockbridge, Georgia in August 2004. Additional increases in salaries are due to the hiring of two loan production officers during the second quarter of 2005, and to annual raises, which averaged 3%. Benefits expense include an increased incentive accrual of $256,000, which will more evenly spread the expense throughout the year, compared to 2004 when it was recognized in the fourth quarter. Additionally, the Bank had an increase in State of Georgia unemployment tax expense for 2004 and 2005. The additional 2004 expense of $35,000 was not realized until March of 2005. When combined with the increase for 2005 of $36,000, total additional expense for this category was $71,000 in the first nine months of 2005.

For the three-month period ended September 30, 2005, other expenses, net of the write-down of $835,000 discussed earlier, increased $214,000, or 8.4%. Of this increase, salaries and employee benefits increased $154,000, or 10.1% as explained above.

Liquidity and Capital Resources - The Bank’s short-term liquidity was 14.30% on September 30, 2005. The Bank is required to maintain minimum levels of liquid assets as defined by State of Georgia and Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand, including the offering of trust preferred securities. The Bank adjusts its liquidity level as appropriate to meet its asset/liability management objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $52.3 million at September 30, 2005, with $10.0 million drawn. In addition, the Bank has identified $10.0 million of unpledged bonds that can be used as additional collateral for secured borrowings. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and securities available-for-sale, is a product of its operating, investing, and financing activities.

Off Balance Sheet Risk – Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2005, the Bank had issued commitments to extend credit of $65.9 million through various types of lending arrangements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of September 30, 2005, total risk based capital ratios were 10.87% for the Bank and 11.56% for the consolidated Company. Tier 1 capital to risk weighted assets was 9.79% for the Bank and 9.56% for the consolidated Company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.41% for the Bank and 8.23% for the consolidated Company.

Other Important Subsequent Events – On November 3, 2005, the Bank closed the sale of the Other Real Estate asset discussed above in the Provision for Loan Loss section. Proceeds from the sale will be allocated to fully pay off the Bank’s portion, $430,000, of the asset. The remaining guaranteed balance of $382,500 as mentioned above will be moved to a receivable pending final resolution and repayment from the USDA.

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

CCF HOLDING COMPANY

Date: November 14, 2005	BY:	/s/ David B. Turner
	Name:	David B. Turner
	Title:	President and Chief Executive Officer

Date: November 14, 2005	BY:	/s/ Mary Jo Rogers
	Name:	Mary Jo Rogers
	Title:	Sr. Vice President and Chief Financial Officer