Form 10KSB
period 2005-12-31
CCF HOLDING CO
filed 2006-03-30
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.10 per share

(Title of Class)

Check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. 24.9 million.

The registrant’s voting stock trades on The Nasdaq SmallCap Market under the symbol “CCFH.” The aggregate number of shares of the Company’s common stock held by non-affiliates as of March 23, 2006 was 1,724,712. The aggregate market value of these shares as of March 23, 2006 was $36,391,423 based on the Nasdaq SmallCap Market closing price of $21.10 per share on March 23, 2006.

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part II hereof. Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see “Risk Factors” on page 8. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.	Description of Business

General

CCF Holding Company (the “Company”) is a bank holding company incorporated under the laws of the State of Georgia. Heritage Bank (the “Bank”) is a Georgia commercial bank that is a wholly owned subsidiary of the Company. CCF Capital Trust I and CCF Capital Trust II (the “Trusts”) are Delaware business trusts that are unconsolidated subsidiaries of the Company formed in January 2002 and March 2004. The Trusts were formed for the purpose of issuing trust preferred securities and loaning the proceeds of such issuance to the Company. Prior to September 1998, the Company was a savings and loan holding company and the Bank was a federally chartered savings bank. The Company was organized in 1995 in connection with the conversion of the Bank from a mutual to stock form of organization (the “Conversion”) in July 1995 and its operations currently consist primarily of serving as the holding company of the Bank.

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

The Bank operates seven offices within its primary market area in Clayton, Fayette and Henry Counties, Georgia. The market area is part of the Atlanta, Georgia Metropolitan Statistical Area. The Bank’s main office is located in Jonesboro, Georgia. An additional branch in Clayton County is located in the city of Forest Park. There are two branches in Fayetteville, Georgia with one located on Jeff Davis Drive and the second on Highway 85 South, on an out parcel of a shopping center. In Henry County there are three branch locations, Keys Ferry, Highway 20/81 and Eagles Landing. Twenty-four hour ATM’s are located at each location. Each county has at least one location open until 6:00 p.m. on Fridays and on Saturday morning for the convenience of our customers. Internet banking and bill payment services are available through the Bank’s website, www.heritagebank.com.

The Bank is subject to examination and comprehensive regulation by the Georgia Department of Banking and Finance (the “GDBF”) and the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are federally insured by the Savings Association Insurance Fund (“SAIF”) of the FDIC. The Bank is a member of, and owns capital stock in, the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of the 12 regional banks in the FHLB System. The Company also is subject to state of Georgia and federal regulation.

The Bank attracts deposits from the general public and uses such deposits primarily to invest in and originate commercial, residential and consumer loans and, to a lesser extent, to invest in investment securities. The principal sources of funds for the Bank’s lending activities are deposits, FHLB borrowings, borrowings from correspondent banks and the amortization, repayment, and maturity of loans and investment securities. Principal sources of income are interest on loans and investment securities and fees paid to the Bank for its services. The Bank’s principal expenses are interest paid on deposits and, to a lesser degree, personnel related expenses.

Market Area

The following statistical data is based on information found on the Chamber of Commerce websites of Clayton, Fayette and Henry Counties as well as data from the FedStats website.

The Bank’s primary market area includes all of Clayton, Fayette and Henry County, Georgia. The majority of the Bank’s deposits come from the market area, although it attracts some deposit and loan business from neighboring counties and metro Atlanta. The major industries for the tri-county area include airline, manufacturing, construction and retail services. The Bank’s main office is located in Jonesboro, Georgia, approximately 20 miles south of Atlanta. Hartsfield-Jackson Atlanta International Airport, one of the world’s busiest, Clayton State University, which serves more than 5,000 students, and The Georgia State Archives and the Southeastern Branch of the National Archives, are also located in Clayton County. With over 38,000 employees the Hartsfield-Jackson Atlanta International Airport is the largest center of employment in the state of Georgia.

Henry County was ranked 4th among the nation’s counties for rate of population growth in the 1990’s, with a growth rate of 103%. Clayton, Fayette and Henry County make up 663 square miles in land area, with a total population in 2005 of 532,400.

The Bank opened three branches in the Fayette and Henry County markets over the past four years. One branch is located on Highway 85 just south of Fayetteville; the second is located in a developing area in McDonough on Highway 20/81 West; and the third branch, which opened in August 2004 is located in the Eagles Landing area of Henry County. The Bank also renovated its main office in Jonesboro during 2004.

Competition

The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as Community Capital Bank, Southern Community Bank, First State Bank, The Bank of Georgia, First Henry Bank and McIntosh State Bank) and larger institutions with branches in the Bank’s market area (such as SunTrust, Wachovia, RBC Centura, Bank of America, and Peachtree National (a division of Synovus)). Numerous de novo banks have formed in the Bank’s market area. Also, there have been numerous mergers and consolidations involving banks in the Bank’s market area, requiring the Bank to compete with banks with greater resources. However, Heritage Bank is the oldest independent bank in Clayton County. The de novo banks are limited in their funding strategies because they typically do not have access to wholesale funding. This has the effect of running up deposit rates as the new banks compete for funds in the market area.

The Bank has restructured its daily functions and responsibilities to maximize its product sales opportunities with specific focus in the areas of business development, commercial lending and credit administration. The Bank believes that by emphasizing these areas it will continue to improve its responsiveness to existing customers and to develop new relationships.

In 2005 the Bank created a scholarship through a $50,000 endowment at Clayton State University. The scholarship is available to any student enrolled in the university’s School of Business with preference given to those students who demonstrate a need for financial assistance and meet certain other minimum requirements.

The Bank is also a major participant of Partners in Education in the tri-county area. The Bank supports over 30 schools annually and contributed more than $14,500 in 2005. The Bank’s mission statement is “Committed to the Future of the Communities We Serve through a Tradition of Excellence.” The Bank stands by this mission statement by having its officers and employees support and participate in many events. The Bank’s employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

Lending Activities

General. As of December 31, 2005, the Bank had approximately $284 million in loans outstanding, which represented 78% of the Company’s total assets of $364 million. The Bank’s principal lending activities have been the origination of adjustable and fixed rate loans to individual consumers and small business customers. At December 31, 2005, the loan portfolio consisted of variable rate loans totaling $247 million, or 87%, of the loan portfolio, with the remaining loans of $37 million, or 13%, fixed rate. Commercial and residential real estate is the primary form of collateral for the loan portfolio with approximately $258 million, or 90%, of loans outstanding secured in this manner. Consumer loans, secured by collateral other than residential real estate account for $10 million, or 4%, of loans outstanding. The remaining 6% or $16 million in loans outstanding are commercial loans secured by equipment and related non-real estate collateral.

One- to Four-Family Residential Mortgage Loans. The Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank’s primary market area. The Bank originates adjustable-rate and fixed-rate residential, mortgage loans through a broker relationship with Taylor, Bean & Whitaker. The residential mortgage loans reflected on the balance sheet are primarily loans that have been on the balance sheet of the Bank for more than five years and have paid as agreed during that time. In addition, home equity lines of credit, “HELOC”, are offered to consumers on variable rate terms. Of the $9 million in residential real estate reflected in the loan charts, approximately $7 million are HELOCs at variable rate financing.

Construction, Acquisition and Development Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and, on a limited basis, for commercial properties. These loans are primarily to local builders and almost all of the Bank’s construction loan properties are located in the Bank’s market area and nearby counties.

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

Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2005, the Bank had $42.4 million in outstanding construction loans secured by unsold properties.

The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by the Bank and whose credit, financial statements, and experience have been reviewed and approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2005, there was $375,000 outstanding in construction loans to owner/borrowers.

The Bank originated $129.0 million and $94.0 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

Acquisition and development loans totaled $44 million at December 31, 2005. These loans are primarily to local developers and are also located in the Bank’s immediate market area, including the nearby counties. The acquisition and development loans have maturities of up to 24 months. The proceeds of the development loans are disbursed in increments as progress is made on the projects and following an inspection by a bank representative. These loans are made at 75% or less of appraised value.

Commercial Loans. The Bank’s commercial loans, which include loans secured by commercial real estate, represent a growing portion of its lending activities. At December 31, 2005, outstanding commercial loans amounted to $178.8 million, or 63% of total loans outstanding. At December 31, 2005, the largest commercial loan had a balance of $9.4 million and was secured by an apartment complex. The Bank sold participations of $5.4 million on this loan, which left a net balance of $4.0 million on the Bank’s books at December 31, 2005.

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

Consumer and Other Installment Loans. Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, watercraft loans, recreational vehicle loans and home improvement loans. Substantially all of the Bank’s consumer loans have fixed rates of interest except personal lines of credit. At December 31, 2005, 99% of these loans were fixed rate. Home equity lines of credit, discussed above in the residential mortgage section, are also offered to consumers at variable rate financing.

Loan Underwriting Risks. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction and time to completion. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, it may be necessary for the Bank to advance funds beyond the amount originally committed to permit completion of the construction. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. As a result, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the project. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. The Bank has sought to lessen this risk by limiting construction lending to qualified borrowers in the Bank’s market area, by limiting the number of construction loans outstanding at any time, and by requiring a Bank representative to inspect properties under construction prior to disbursement of funds.

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

Loan Approval Process. The Bank’s Board of Directors has granted various levels of lending authority to the Bank’s loan officers. Loans exceeding an officer’s individual authority must be submitted to the Officer Loan

Committee. This committee, comprised of the President and three executive vice presidents of the Bank, has a relational lending limit of $1,000,000 for secured and unsecured loans. Loan relationships greater than $1,000,000 must be approved by the Senior Loan Committee, which is comprised of the entire Board of Directors of the Bank. The Bank’s legal lending limit is $4,500,000.

Loan Purchases and Sales. Generally, if the Bank determines that loan sales are desirable for interest rate risk management or other purposes, the Bank may sell loans. The Bank has a brokerage relationship with Taylor, Bean & Whitaker; therefore all new mortgage loans are closed with servicing released and without recourse. From time to time, the Bank also sells commercial loan participations. Generally, the Bank sells participations in commercial loans in cases where the loan, if booked in its entirety, would exceed the legal lending limit of the Bank. The Bank’s loan purchases are generally commercial, commercial real estate and construction loan participations from community bank sources. These loans have various terms and maturities from one to five years. The purchased loans are subject to the same credit standards and fall under the same approval guidelines that loans originated by our lending staff meet.

The table below indicates the Bank’s origination and sales of loans during the periods indicated.

	Year Ended December 31,
	2005	2004
	(Dollars in Thousands)
Total gross loans receivable at beginning of period	$260,343	$231,602

Loans originated:
Residential (1-4 family) mortgage	—	673
Commercial, primarily real estate mortgage	253,760	209,050
Real estate construction	129,231	93,728
Consumer and other installment	7,460	7,702

Total loans originated	390,451	311,153

Loans sold:
Residential (1-4 family)	(205)	(468)
Commercial	(26,154)	(10,571)
Loans purchased	7,390	2,293
Other loan activity:
Loan principal repayments	(347,964)	(273,666)

Total gross loans receivable at end of period	$283,861	$260,343

Deposit Products and Services

The Bank offers a full range of deposit services to commercial customers and individual consumers. Products include transaction accounts such as checking accounts, NOW accounts, money market accounts and repurchase accounts as well as savings and certificates of deposit accounts. The interest rates paid and the service charges applied to these accounts are competitive with other products offered in the market area.

Investment Activities

The Bank invests in specified short-term securities, mortgage-backed securities, certain other investments and the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank’s mortgage-backed securities portfolio consists of participation certificates issued by Federal National Mortgage Association (“FNMA”) and secured by interests in pools of conventional mortgages originated by other financial institutions. Bank qualified municipal bonds are included in the Bank’s investment portfolio. The Bank’s equity investment in the FHLB of Atlanta is a requirement of membership and allows the Bank to borrow from the FHLB of Atlanta at favorable overnight and long-term rates. During the years ended December 31, 2005 and 2004, the Company sold $2.4 million and $2.9 million respectively, of available for sale investment securities.

Personnel

As of December 31, 2005, the Bank had 105 full-time and 13 part-time employees. The Company does not have any employees other than officers who also are employees of the Bank. A collective bargaining group does not represent the Bank’s or the Company’s employees.

Risk Factors

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With most of our loans concentrated in commercial loans, primarily secured by real estate, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 90% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Although we do not currently have any specific plans to do so, we expect to continue to engage in new branch expansion in the future as part of our general growth strategy. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience; and

•	we may introduce new products and services with which we have no prior experience into our business.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our executive management team. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. According to the FDIC, as of June 30, 2005, 12 banks serve Clayton County with a total of 41 branches, 15 banks serve Fayette County with a total of 45 branches, and 19 banks serve Henry County with a total of 53 branches.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the FDIC and the GDBF. Our compliance with Federal Reserve Board, FDIC and GDBF regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

CCF Holding Company

Because it owns all of the capital stock of the Bank, the Company is a bank holding company under the federal Bank Holding Company Act of 1956 (the Bank Holding Company Act). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the GDBF also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of Georgia. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for three years. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Act Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Heritage Bank

The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low-

and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 11.7% and our ratio of Tier 1 Capital to risk-weighted assets was 9.8%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 8.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

A federal banking regulator may require, after notice and a hearing, that the Bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Heritage Bank—Prompt Corrective Action.”

The GDBF also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2005, the Bank could pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

The Bank is also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA PATRIOT Act) as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (OFAC). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.	Description of Property

(a)	Properties.

The Company utilizes the offices of the Bank. The Bank operates from its main office and six branch offices. The Bank owns one parcel of undeveloped real property with a book value of $401,000. This is a vacant lot on Highway 19&41 South in Lovejoy, Georgia, which is being held as a possible future branch location.

Main Office.

The Bank’s main office is located at 101 North Main Street, Jonesboro, Georgia 30236. The building is on a leased land site. This lease is a 30-year land lease expiring in 2027. The main office, originally built in 1968, underwent extensive renovations in 2004. In 2003, the Bank purchased the property adjoining the building’s location. This property, located at 2607 West Mill Street, had a net book value of $201,000 and was sold to the City of Jonesboro in 2004 for use as a public parking area.

The net book value of the building and equipment as of December 31, 2005, was $1,237,000 and $233,000, respectively.

The Bank obtains rental income through the leasing of space in its main building and its Towne Center office (described below). During the fiscal years ended December 31, 2005 and December 31, 2004, such rental income was $39,000 and $29,000, respectively.

Fayetteville Office.

The Bank’s Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia 30214.

This property is owned by the Bank. The net book value of the land, building, and equipment at 440 North Jeff Davis Drive location as of December 31, 2005, was $267,000, $887,000, and $112,000, respectively.

Forest Park Office.

The Bank’s Forest Park office is located at 822 Main Street (formally 4895 Evans Drive), Forest Park, Georgia 30298.

This property is owned by the Bank. The net book value of the land, building, and equipment at 822 Main Street as of December 31, 2005, was $78,000, $588,000, and $129,000, respectively.

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

The McDonough office property is owned by the Bank. The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2005, was $335,000, $778,000, and $109,000, respectively.

Towne Center Office

The Bank’s Towne Center Office is located at 855 Glenn Street South in Fayetteville, Georgia 20253. This office opened in November 2001.

This property is owned by the Bank. The net book value of the land, building and equipment on December 31, 2005 was $527,000, $670,000, and $144,000, respectively.

Heritage Plaza Office

The Bank’s Heritage Plaza Office is located at 860 Highway 20/81 West in McDonough, Georgia 30253. This office opened in August 2003. The office is located in a building leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2005 was $142,000, and $152,000, respectively.

Eagles Landing Office

The Bank’s Eagles Landing Office is located at 1040 Eagles Landing Parkway, Suite 101, Pinnacle 200 Building in Stockbridge, Georgia. This office opened in July 2004. The office is located in space leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2005 was $102,000 and $181,000, respectively.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information contained under the section captioned “Stock Market Information” in the Company’s 2006 Annual Report to Shareholders (the “Annual Report”) included as Exhibit 13 to this Annual Report on Form 10-KSB is incorporated herein by reference.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2005	—	—	—	—
November 1 – November 30, 2005	—	—	—	—
December 1 – December 31, 2005	3,028	$18.51	—	—
Total	3,028	$18.51	—	—

(1)	The Company repurchased the shares indicated from certain participants in the Company’s Stock Option Plan. The purchases were made as part of a share exchange used to pay for options exercised and such purchases were not made pursuant to a publicly announced plan or program.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7.	Financial Statements

The following report and statements are included in the financial statement section of the Annual Report and are incorporated herein by reference:

1.	Report of Thigpen, Jones, Seaton & Co. P.C.

2.	CCF Holding Company and Subsidiary

(a)	Consolidated Balance Sheets at December 31, 2005 and December 31, 2004

(b)	Consolidated Statements of Earnings for the years ended December 31, 2005 and December 31, 2004

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005 and December 31, 2004

(d)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and December 31, 2004

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004

(f)	Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this report, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 8B.	Other Information

On December 21, 2005, the compensation committee (the “Compensation Committee”) of the Board of Directors of the Company increased the annual salary of its named executive officers as follows:

Officer	Salary
David B. Turner	$185,000
Leonard A. Moreland	$185,000
John Westervelt	$125,000
John C. Bowdoin	$125,000
Mary Jo Rogers	$100,000

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated herein by reference to the sections captioned “Proposal One – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Proposal One – Election of Directors” in the Proxy Statement.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal One – Election of Directors” in the Proxy Statement.

(c) Changes in Control

The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table outlines our securities authorized for issuance under equity compensation plans as of December 31, 2005.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	384,929	$11.34	8,978
Equity compensation plans not approved by security holders	—	—	—

Total	384,929	$11.34	8,978

Item 12.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 13.	Exhibits

Exhibits are either filed or attached as part of this Annual Report on Form 10-KSB or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1	Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.2	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.3	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.4	Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5	Employment Agreement with David B. Turner, dated January 1, 2003 (incorporated by reference to exhibit 10.5(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.6	Employment Agreement with Leonard A. Moreland, dated January 1, 2003 (incorporated by reference to exhibit 10.6(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.7	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003 (incorporated by reference to exhibit 10.7(d) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.8	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003 (incorporated by reference to exhibit 10.8(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.9	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003 (incorporated by reference to exhibit 10.9(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.10	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003 (incorporated by reference to exhibit 10.10(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.11	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003 (incorporated by reference to exhibit 10.11(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.12	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003 (incorporated by reference to exhibit 10.12(b) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.13	Amended and Restated Trust Agreement dated as of March 30, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.14	Guarantee Agreement dated as of March 30, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.15	Junior Subordinated Indenture dated as of March 30, 2004, by and between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.16	Change in Control Severance Agreement with Kathy Zovlonsky, dated August 2, 2004 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004)*

13	Annual Report to Shareholders for the fiscal year ended December 31, 2005 (only those portions incorporated by reference in this document are deemed filed)

14	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

21	Subsidiaries of the Registrant

23.1	Consent of Thigpen, Jones, Seaton & Co. P.C.

23.2	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (see signature page herein)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

Exhibits to this Annual Report on Form 10-KSB are attached or incorporated by reference as stated above.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal One – Election of Directors – Independent Auditors” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Dated: March 30, 2006	By:	/s/ David B. Turner
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

By:	/s/ David B. Turner	By:	/s/ John B. Lee, Jr.
	David B. Turner President, Chief Executive Officer, and Director (Principal Executive Officer)		John B. Lee, Jr. Chairman of the Board

By:	/s/ Edwin S. Kemp, Jr.	By:	/s/ Charles S. Tucker
	Edwin S. Kemp, Jr. Secretary, Treasurer and Director		Charles S. Tucker Director

By:	/s/ John T. Mitchell	By:	/s/ Mary Jo Rogers
	John T. Mitchell Director		Mary Jo Rogers Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ Roy V. Hall	By:	/s/ Leonard A. Moreland
	Roy V. Hall Director		Leonard A. Moreland Executive Vice President and Director

By:	/s/ Stephen E. Boswell
Stephen E. Boswell Director