Form 10KSB/A
period 2005-12-31
CCF HOLDING CO
filed 2006-03-31
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

Amendment No. 1

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

Transitional Small Business Disclosure Format.   Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2005, which was filed with the SEC on March 30, 2006. The purpose of this Amendment No. 1 is to incorporate by reference Exhibit 13.2 under Part II, Item 7 and to file Exhibit 13.2 under Part III, Item 13. There are no other changes made by this Amendment No. 1.

PART II

Item 7.	Financial Statements

The following report and statements are included in the financial statement section of the Annual Report and are incorporated herein by reference:

1.	Report of Thigpen, Jones, Seaton & Co. P.C.

2.	CCF Holding Company and Subsidiary

(a)	Consolidated Balance Sheets at December 31, 2005 and December 31, 2004

(b)	Consolidated Statements of Earnings for the years ended December 31, 2005 and December 31, 2004

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005 and December 31, 2004

(d)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and December 31, 2004

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2005 and December 31, 2004

(f)	Notes to Consolidated Financial Statements

The Report of Porter Keadle Moore, LLP is also incorporated herein by reference to Exhibit 13.2.

PART III

Item 13.	Exhibits.

Exhibits are either filed or attached as part of this Annual Report on Form 10-KSB or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1	Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.2	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.3	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.4	Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5	Employment Agreement with David B. Turner, dated January 1, 2003 (incorporated by reference to exhibit 10.5(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.6	Employment Agreement with Leonard A. Moreland, dated January 1, 2003 (incorporated by reference to exhibit 10.6(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.7	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003 (incorporated by reference to exhibit 10.7(d) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.8	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003 (incorporated by reference to exhibit 10.8(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.9	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003 (incorporated by reference to exhibit 10.9(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.10	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003 (incorporated by reference to exhibit 10.10(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.11	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003 (incorporated by reference to exhibit 10.11(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.12	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003 (incorporated by reference to exhibit 10.12(b) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.13	Amended and Restated Trust Agreement dated as of March 30, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.14	Guarantee Agreement dated as of March 30, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.15	Junior Subordinated Indenture dated as of March 30, 2004, by and between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.16	Change in Control Severance Agreement with Kathy Zovlonsky, dated August 2, 2004 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004)*

13.1	Annual Report to Shareholders for the fiscal year ended December 31, 2005 (only those portions incorporated by reference in this document are deemed filed)**

13.2	Report of Porter Keadle Moore, LLP

14	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

21	Subsidiaries of the Registrant**

23.1	Consent of Thigpen, Jones, Seaton & Co. P.C.

23.2	Consent of Porter Keadle Moore LLP

24	Power of Attorney (see signature page herein)**

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

**	Previously filed.

Exhibits to this Annual Report on Form 10-KSB are attached or incorporated by reference as stated above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

		By:	/s/ David B. Turner
Dated	March 31, 2006	David B. Turner
President, Chief Executive Officer, and
Director (Duly Authorized Representative)