Form 10QSB
period 2006-03-31
CCF HOLDING CO
filed 2006-05-12
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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

(770) 478-8881

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 6, 2006, 2,419,351 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$15,026,995	9,283,200
Interest-bearing deposits in other financial institutions	1,929,934	3,190,873
Federal funds sold	18,529,000	2,944,000

Cash and cash equivalents	35,485,929	15,418,073

Investment securities available-for-sale	48,329,797	48,389,272
Federal Home Loan Bank stock, at cost	1,627,500	1,129,100
Loans, net	302,804,633	279,968,109
Premises and equipment, net	8,024,465	7,776,954
Accrued interest receivable	2,035,432	1,877,111
Cash surrender value of life insurance	5,231,183	5,159,633
Other assets	4,975,959	4,484,685

Total assets	$408,514,898	364,202,937

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$45,047,877	43,228,076
Interest-bearing demand deposits	144,052,163	133,728,272
Savings accounts	5,818,099	5,964,140
Time deposits less than $100,000	105,376,275	91,749,597
Time deposits greater than $100,000	41,567,000	37,585,198

Total deposits	341,861,414	312,255,283
Securities sold under agreement to repurchase	7,467,717	3,949,539
Federal Home Loan Bank advances	20,000,000	10,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	5,054,315	5,014,760

Total liabilities	383,148,446	339,984,582

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 2,419,124 issued and outstanding in 2006; 2,374,013 shares issued and outstanding in 2005.	241,912	237,401
Additional paid-in capital	9,557,579	9,204,813
Retained earnings	16,045,567	15,187,843
Accumulated other comprehensive loss	(478,606)	(411,702)

Total shareholders’ equity	25,366,452	24,218,355

Total liabilities & shareholder’s equity	$408,514,898	364,202,937

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Interest and fees on loans	$6,120,079	4,526,958
Interest-bearing deposits in other financial institutions and federal funds sold	62,121	64,792
Interest and dividends on taxable investment securities	440,427	319,429
Interest on nontaxable investment securities	53,832	48,223

Total interest and dividend income	6,676,459	4,959,402

Interest expense:
Deposit accounts	1,940,586	1,450,895
Other borrowings	355,500	206,501

Total interest expense	2,296,086	1,657,396

Net interest income	4,380,373	3,302,006

Provision for loan losses	185,000	135,000

Net interest income after provision for loan losses	4,195,373	3,167,006

Other income:
Service charges on deposit accounts	346,799	267,406
Gain on sale of loans	—	319,745
Loss on sale of investment securities	—	(23,090)
Other	181,752	187,662

Total other income	528,551	751,723

Other expenses:
Salaries and employee benefits	1,842,546	1,707,102
Occupancy	489,926	469,566
Loss on Real Estate Owned	201,500	—
Other	628,888	573,545

Total other expenses	3,162,860	2,750,213

Earnings before income taxes	1,561,064	1,168,516

Income tax expense	497,450	373,125

Net earnings	$1,063,614	795,391

Basic earnings per share	$0.44	0.35

Diluted earnings per share	$0.43	0.33

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net earnings	$1,063,614	795,391

Other comprehensive loss:
Unrealized holding losses on investments available-for-sale	(102,929)	(526,369)
Associated income tax effect	36,025	184,229

Reclassification adjustment for losses included in earnings	—	23,090
Associated income tax effect	—	(8,082)

Total other comprehensive loss, net of tax	(66,904)	(327,132)

Total comprehensive income	$996,710	468,259

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,063,614	795,391
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	185,000	135,000
Depreciation, amortization, and accretion, net	179,238	181,392
Net loss on sale of investment securities	—	23,090
Net write-down (gain) on real estate owned	201,500	(30,234)
Net gain on sale of loans	—	(319,745)
Increase in cash surrender value of life insurance	(71,550)	(68,575)
Change in:
Accrued interest receivable and other assets	(158,321)	10,893
Accrued interest payable and other liabilities	(662,920)	(403,495)

Net cash provided by operating activities	736,561	323,717

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	946,840	1,784,652
Purchases of investment securities available-for-sale	(995,000)	(1,000,000)
Proceeds from sales of investment securities available-for-sale	—	2,476,909
Proceeds from maturities of certificate of deposit investments	—	99,000
Proceeds from redemption of Federal Home Loan Bank stock	—	675,000
Purchase of Federal Home Loan Bank stock	(498,400)	(539,100)
Proceeds from sales of real estate owned	33,000	972,143
Net increase in loans	(24,578,868)	(17,471,072)
Proceeds from sale of loans	1,554,345	9,370,655
Purchases of premises and equipment	(422,045)	(86,772)

Net cash used in investing activities	(23,960,128)	(3,718,585)

Cash flows from financing activities:
Net change in deposits	29,606,131	12,261,180
Net change in securities sold under agreements to repurchase	3,518,178	(73,332)
Proceeds from Federal Home Loan Bank advances	10,000,000	—
Repayments of Federal Home Loan Bank advances	—	(5,000,000)
Dividends paid	(190,163)	(134,436)
Proceeds from exercise of stock options	483,851	456,589
Retirement of common stock	(126,574)	(426,847)

Net cash provided by financing activities	43,291,423	7,083,154

Increase in cash and cash equivalents	20,067,856	3,688,286
Cash and cash equivalents at beginning of period	$15,418,073	20,471,930

Cash and cash equivalents at end of period	$35,485,929	24,160,216

Supplemental disclosure of cash flow information:
Interest paid	$2,305,464	1,658,396

Income taxes paid	$527,000	206,271

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

2. Stock Compensation Plans

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires compensation expense to be recognized for share-based payments over the vesting period based on the award’s fair value at the date of grant. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.

The Company adopted SFAS 123(R) using the modified prospective application; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Under the modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123, Accounting for Stock Based Compensation, were in effect for expense recognition purposes. For the quarter ended March 31, 2006, the Company had determined that the expense was immaterial. The full expense will be recognized over the next three quarters.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation to employees and non-employee members of the Board under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect of net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the quarter ended March 31, 2005:

March 31, 2005
Net earnings as reported	$795,391
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(168,475)

Pro forma net earnings	$626,916

Basic earnings per share:
As reported	$0.35

Pro forma	$0.28

Diluted earnings per share:
As reported	$0.33

Pro forma	$0.26

The difference between the net earnings as reported and pro forma is the expense associated with the option grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value of the respective option at the time of grant, net of tax effect.

During the first three months of 2006 and 2005, the fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Weighted average grant date fair value	$5.27	$3.29
Risk-free interest rate	4.21%	4.27%
Expected dividend yield	1.58%	1.30%
Expected stock price volatility	0.1520	0.2181
Expected life	7 years	7 years

3. Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended March 31, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,063,614	2,407,496	$0.44
Effect of dilutive common stock issuances:
Stock options	—	72,861	(0.01)

Diluted earnings per share	$1,063,614	2,480,357	$0.43

For the three-months ended March 31, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$795,391	2,264,927	$0.35
Effect of dilutive common stock issuances:
Stock options	—	159,650	(0.02)

Diluted earnings per share	$795,391	2,424,577	$0.33

6. Dividends Payable

On March 15, 2006, the Company declared a $0.085 dividend per share to shareholders of record on April 3, 2006, with a payment date of April 17, 2006.

7. Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Assets - The Company’s total assets increased $44.3 million between December 31, 2005, and March 31, 2006. Net loans receivable increased $22.8 million to $302.8 million at March 31, 2006, from $280.0 million at

December 31, 2005. The Company’s loan growth includes approximately $13.1 million in commercial and commercial real estate loans, $7.0 million in construction real estate loans, and $3.0 million in acquisition and development loans. A decrease in the outstanding balances of indirect and other consumer loans of $261,000 offset a portion of the growth in the portfolio. Loan demand remains strong in our market.

Cash and cash equivalents increased $20.0 million during the quarter, including an increase in federal funds sold of $15.6 million. This was a result of increased deposit account balances, discussed below.

Premises and equipment increased $250,000 due to the renovation of the existing operations center. This was done to increase capacity at the facility.

Liabilities - Total deposits during the three months ended March 31, 2006, grew to $341.9 million, an increase of $29.6 million from $312.3 million at December 31, 2005. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $189.1 million, an increase of $12.1 million from $177.0 million at December 31, 2005. Heritage Bank, a commercial bank chartered by the State of Georgia and a wholly owned subsidiary of the Company (the “Bank”), continues to stress transaction account growth in its marketing strategy which is directed primarily toward small business customers. Average balances of non-interest bearing accounts increased from $38 million in 2005 to $43 million in 2006. Repurchase accounts, used by small businesses as a cash management tool, increased during the period by $3.5 million from $3.9 million at December 31, 2005, to $7.4 million at March 31, 2006.

Time deposits increased during the three-month period from $129.3 million at December 31, 2005, to $146.9 million at March 31, 2006, an increase of $17.6 million. This increase was needed to fund loan growth and improve the Bank’s liquidity position. Certificates of deposit totaling $14.2 million were generated nationally through the internet from financial institutions. These certificates are of one year or less in maturity and provide funding at 5.00%, which is comparable to local certificate campaigns.

Shareholders’ Equity - Shareholders’ equity increased $1.1 million, from $24.2 million at December 31, 2005, to $25.3 million at March 31, 2006. This increase was the result of net earnings of $1,064,000 in the first quarter of 2006 and cash received for the exercise of stock options totaling $357,000 and is partially offset by the declaration of a $0.085 per share dividend totaling $206,000. The remainder of the offset is a reflection of the change in the fair value of the Bank’s available-for-sale investment securities portfolio, which affects accumulated other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 6.2% at March 31, 2006, and 6.6% at December 31, 2005. Book value per share increased from $10.20 at December 31, 2005, to $10.49 at March 31, 2006.

Comparison of Operating Results for the Three months Ended March 31, 2006 and March 31, 2005

Net Earnings - The Company had net earnings of $1,064,000 for the three-month period ended March 31, 2006, compared to net earnings of $795,000 in the same three-month period in 2005. This represents an increase in net earnings of $269,000, or 33.7%. Included in the period ending March 31, 2005, is a pre-tax gain on sale of SBA loans of $320,000. This type of income distorts quarterly earnings because the gains may be booked in different periods from year to year. Gains on sales of SBA loans are a part of the normal course of business for the Bank, and as such, should be compared as a part of annual earnings. The first quarter of 2006 had a loss on a write-down of other real estate owned of $201,500. The write-down was performed in order to reduce the carrying value of the property to its contracted sales price.

Net Interest Income - Net interest income for the three-month period ended March 31, 2006, increased from $3.3 million in 2005, to $4.4 million.

Interest income increased for the period $1.7 million, from $5.0 million at March 31, 2005, to $6.7 million at March 31, 2006. This increase is primarily due to the increase in interest rates during the period.

Interest expense increased $639,000 from $1.7 million in the period ending March 31, 2005, to $2.3 million for the three-month period ended March 31, 2006. The increase is due to the repricing at higher rates of deposit accounts coinciding with the increases in federal funds rates. The average rate paid for these deposits increased from 2.85% for the period ending March 31, 2005, to 3.66% for the period ending March 31, 2006.

During the first quarter, the increase in the yield on earning assets outpaced the increase in the cost of funds for the Bank. With a positive gap, the Bank experiences an increase in net interest income during a rising rate environment, in the short term.

Provision for Loan Losses - The Bank’s provision for loan losses for the three-month period ended March 31, 2006, was $185,000 as compared to a provision of $135,000 in the period ending March 31, 2005. The loan loss reserve balance at March 31, 2006, was $3.6 million, or 1.17% of loans outstanding. For the period ending March 31, 2005, the loan loss reserve was $3.3 million, or 1.22% of loans outstanding. Based on the Bank’s internal calculation the allowance for loan losses is adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

Non-performing loans totaled $828,000 at March 31, 2006, which equaled 0.27% of loans outstanding. This compares to $632,000, or 0.24%, at March 31, 2005. At March 31, 2006, nonperforming loans included two loans secured by commercial real estate totaling $770,000. Since quarter end, the property securing these loans was sold and the buyer assumed the debt, resulting in recovery of all interest due and returning the loans to accrual status.

Non-performing assets were at $2.8 million on March 31, 2006. This balance includes real estate owned valued at $2.0 million secured by commercial real estate. The remaining balance, $828,000, is discussed above in non-performing loans.

Other Income – Other income for the period ending March 31, 2006, $529,000, is less than other income for the same period in 2005. Other income for the three-month period ending March 31, 2005, included a net gain pre-tax of $320,000 on the sale of SBA loans. This type of income distorts quarterly earnings because the gains may be booked in different periods from year to year. Gains on sales of SBA loans are a part of the normal course of business for the Bank, and as such, should be compared as a part of annual earnings.

Service charges on deposit accounts increased for the period ending March 31, 2006 by $79,000, or 29.7%, from $267,000 at March 31, 2005 to $347,000 at March 31, 2006. The increase is attributed to an 18.7% increase in the number of non-interest bearing demand deposit accounts. In addition, the Bank implemented an overdraft protection program during the second quarter of 2005, which has increased service charge income.

Other Expenses - Other expenses for the three-month period ended March 31, 2006, increased $413,000, or 15.0%, from $2.7 million for the three-month period ended March 31, 2005, to $3.2 million for the same period in 2006. Of this increase, $201,500 was the write-down on real estate owned discussed earlier. Salaries and employee benefits increased to $1.8 million for the three-month period ended March 31, 2006, compared to $1.7 million during the same three-month period in 2005, an increase of $135,000, or 7.9%. Annual salary increases and related tax expenses account for the increase.

Liquidity - The Bank’s short-term liquidity was 16.3% on March 31, 2006. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $51.0 million at March 31, 2006, with $20.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios – Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of March 31, 2006, total risk based capital ratios were 10.29% for the Bank and 11.13% for the consolidated company. Tier 1 capital to risk weighted assets was 9.24% for the Bank and 9.42% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.38% for the Bank and 8.63% for the consolidated company.

Item 3. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2006 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal quarter ended March 31, 2006 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the first quarter of 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2006	6,977	$18.13	—	—
February 1 through February 28, 2006	—	—	—	—
March 1 through March 31, 2006	—	—	—	—
Total	6,977	$18.13	—	—

(1)	The Company repurchased the shares indicated from certain participants in the Company’s Stock Option Plan. The purchases were made pursuant to the terms of the Stock Option Plan and such purchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: May 12, 2006	BY:	/s/ David B. Turner
David B. Turner
President and
Chief Executive Officer

Date: May 12, 2006	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer