Form 10QSB/A
period 2006-03-31
CCF HOLDING CO
filed 2006-06-02
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number: 0-25846

CCF HOLDING COMPANY

(Exact name of Registrant as Specified in Its Charter)

Georgia	58-2173616
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 North Main Street

Jonesboro, Georgia 30236

(Address of Principal Executive Offices)

(770) 478-8881

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 6, 2006, 2,419,351 shares of the registrant’s common stock were outstanding.

This Amendment No. 1 to the Registrant’s Quarterly Report for the period ended March 31, 2006 (the “Report”) is being filed solely to fulfill the requirements for a Quarterly Report on Form 10-Q rather than on Form 10-QSB in order to reflect that Registrant no longer qualified for “small business issuer” status as of the end of its most recent fiscal year (December 31, 2005). As a result, this Amendment renumbers Part I, Item 3 as Part I, Item 4 and contains the required disclosures under Part II, Item 1A, together with updated certifications by executive officers. Pursuant to Instruction 1 to Item 305(c) of Regulation S-K, no disclosure under Part I, Item 3 will be required until December 31, 2006.

All other information reported in the Registrant’s Form 10-QSB filed on May 12, 2006 is hereby incorporated by reference into this Form 10-QSB/A.

PART I

Item 4. Controls and Procedures

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

PART II

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1. Description of Business” under the heading “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: June 2, 2006	BY:	/s/ David B. Turner
David B. Turner President and Chief Executive Officer

Date: June 2, 2006	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers Sr. Vice President and Chief Financial Officer