Form 10-Q
period 2006-06-30
CCF HOLDING CO
filed 2006-08-11
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number: 0-25846

CCF HOLDING COMPANY

(Exact name of Issuer as Specified in Its Charter)

Georgia	58-2173616
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 North Main Street

Jonesboro, Georgia 30236

(Address of Principal Executive Offices)

(770) 478-8881

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 3, 2006, 2,419,282 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,670,857	9,283,200
Interest-bearing deposits in other financial institutions	994,233	3,190,873
Federal funds sold	11,748,000	2,944,000

Cash and cash equivalents	23,413,090	15,418,073

Investment securities available-for-sale	46,435,169	48,389,272
Federal Home Loan Bank stock, at cost	1,402,500	1,129,100
Loans, net	316,657,976	279,968,109
Premises and equipment, net	8,058,656	7,776,954
Accrued interest receivable	2,172,921	1,877,111
Cash surrender value of life insurance	5,303,807	5,159,633
Other assets	5,061,733	4,484,685

Total assets	$408,505,852	364,202,937

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$43,955,847	43,228,076
Interest-bearing demand deposits	142,309,683	133,728,272
Savings accounts	5,252,209	5,964,140
Time deposits less than $100,000	109,223,341	91,749,597
Time deposits greater than $100,000	45,222,022	37,585,198

Total deposits	345,963,102	312,255,283

Securities sold under agreement to repurchase	9,338,663	3,949,539
Federal Home Loan Bank advances	15,000,000	10,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	3,159,591	5,014,760

Total liabilities	382,226,356	339,984,582

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 2,419,282 issued and outstanding in 2006; 2,374,013 shares issued and outstanding in 2005.	241,928	237,401
Additional paid-in capital	9,587,246	9,204,813
Retained earnings	17,165,418	15,187,843
Accumulated other comprehensive loss	(715,096)	(411,702)

Total shareholders’ equity	26,279,496	24,218,355

Total liabilities & shareholders’ equity	$408,505,852	364,202,937

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$6,883,240	4,885,177	13,003,319	9,412,135
Interest-bearing deposits in other financial institutions and federal funds sold	146,918	90,404	209,039	155,196
Interest and dividends on taxable investment securities	433,119	343,389	873,546	662,818
Interest on nontaxable investment securities	52,242	51,347	106,074	99,570

Total interest and dividend income	7,515,519	5,370,317	14,191,978	10,329,719

Interest expense:
Deposit accounts	2,410,883	1,644,669	4,351,469	3,095,564
Other borrowings	407,084	198,885	762,584	405,386

Total interest expense	2,817,967	1,843,554	5,114,053	3,500,950

Net interest income	4,697,552	3,526,763	9,077,925	6,828,769

Provision for loan losses	165,000	135,000	350,000	270,000

Net interest income after provision for loan losses	4,532,552	3,391,763	8,727,925	6,558,769

Other income:
Service charges on deposit accounts	352,301	304,848	699,100	572,254
Gain on sale of loans	43,902	111,312	43,902	431,057
Gain (loss) on sale of investment securities	2,663	—	2,663	(23,090)
Other	182,712	163,059	364,465	320,487

Total other income	581,578	579,219	1,110,130	1,300,708

Other expenses:
Salaries and employee benefits	1,865,870	1,683,685	3,708,416	3,390,787
Occupancy	504,802	472,803	994,728	942,369
Loss (gain) on Real Estate Owned	—	—	201,500	(30,234)
Other	771,397	613,697	1,400,286	1,187,242

Total other expenses	3,142,069	2,770,185	6,304,930	5,490,164

Earnings before income taxes	1,972,061	1,200,797	3,533,125	2,369,313

Income tax expense	634,475	380,675	1,131,925	753,800

Net earnings	$1,337,586	820,122	2,401,200	1,615,513

Basic earnings per share	$0.55	0.35	0.99	0.70

Diluted earnings per share	$0.54	0.33	0.96	0.66

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2006	2005	2006	2005
Net earnings	$1,337,586	820,122	2,401,200	1,615,513
Other comprehensive income:
Unrealized holding (losses) gains on investment securities available-for- sale:	(355,655)	342,071	(457,024)	(96,286)
Associated taxes	120,923	(86,794)	155,388	24,431
Reclassification adjustment for (gains) losses included in earnings	(2,663)	—	(2,663)	23,090
Associated taxes	905	—	905	(7,850)

Total other comprehensive (loss) income	(236,490)	255,277	(303,394)	(56,615)

Total comprehensive income	$1,101,096	1,075,399	2,097,806	1,558,898

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,401,200	1,615,513
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	350,000	270,000
Depreciation, amortization, and accretion, net	363,509	367,306
Net (gain) loss on sale of investment securities	(2,663)	23,090
Net write-down (gain) on real estate owned	201,500	(30,234)
Net loss (gain) on sale of premises and equipment	18,116	(573)
Net gain on sale of loans	(43,902)	(431,057)
Increase in cash surrender value of life insurance	(144,174)	(137,421)
Change in:
Accrued interest receivable and other assets	(295,810)	(157,166)
Accrued interest payable and other liabilities	(2,565,668)	1,088,541

Net cash provided by operating activities	282,108	2,607,999

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	2,480,362	3,281,844
Purchases of investment securities available-for-sale	(995,000)	(5,957,909)
Proceeds from sales of investment securities available-for-sale	—	2,476,910
Proceeds from maturities of certificate of deposit investments	—	99,000
Proceeds from redemption of Federal Home Loan Bank stock	675,000	675,000
Purchase of Federal Home Loan Bank stock	(948,400)	(539,100)
Proceeds from sales of real estate owned	125,000	1,011,143
Net increase in loans	(48,157,640)	(31,391,850)
Proceeds from sale of loans	11,104,174	12,839,851
Purchases of premises and equipment	(658,681)	(127,496)

Net cash used in investing activities	(36,375,185)	(17,632,607)

Cash flows from financing activities:
Net change in deposits	33,707,819	26,841,868
Net change in securities sold under agreements to repurchase	5,389,124	753,072
Proceeds from Federal Home Loan Bank advances	15,000,000	—
Repayments of Federal Home Loan Bank advances	(10,000,000)	(5,000,000)
Dividends paid	(395,809)	(273,535)
Proceeds from exercise of stock options	514,672	709,244
Retirement of common stock	(127,712)	(797,366)

Net cash provided by financing activities	44,088,094	22,233,283

Increase in cash and cash equivalents	7,995,017	7,208,675
Cash and cash equivalents at beginning of period	$15,418,073	20,471,930

Cash and cash equivalents at end of period	$23,413,090	27,680,605

Supplemental disclosure of cash flow information:
Interest paid	$5,076,384	3,344,751

Income taxes paid	$1,186,279	480,729

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and six-month periods ended June 30, 2006 and 2005 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of the results for the entire year ending December 31, 2006.

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

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation to employees and non-employee members of the Board under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the quarter and six-months ended June 30, 2006, the Company recognized $26,350 in share-based compensation costs or $0.01 per basic and diluted share. As of June 30, 2006, all of the Company’s unvested stock options are tax qualifying and no income tax benefits were recognized relating to the compensation expense.

The following table illustrates the effect of net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six-month periods ended June 30, 2005:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net earnings as reported	$820,122	1,615,513
Deduct: Total stock based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,475)	(169,950)

Pro forma net earnings	$818,647	1,445,563

Basic earnings per share:
As reported	$0.35	0.70
Pro forma	$0.35	0.63

Diluted earnings per share:
As reported	$0.33	0.66
Pro forma	$0.33	0.59

The difference between the net earnings as reported and pro forma is the expense associated with the option grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value of the respective option at the time of grant, net of tax effect.

During the first six-months of 2006 and 2005, the fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended June 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,337,586	2,419,411	$0.55
Effect of dilutive common stock:
Stock options		72,861	$(0.01)

Diluted earnings per share	$1,337,586	2,492,272	$0.54

For the three-months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$820,122	2,334,449	$0.35
Effect of dilutive common stock:
Stock options		117,112	(0.02)

Diluted earnings per share	$820,122	2,451,561	$0.33

For the six-months ended June 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,401,200	2,413,726	$0.99
Effect of dilutive common stock:
Stock options		79,511	$(0.03)

Diluted earnings per share	$2,401,200	2,493,237	$0.96

For the six-months ended June 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,615,513	2,299,769	$0.70
Effect of dilutive common stock:
Stock options		138,381	(0.04)

Diluted earnings per share	$1,615,513	2,438,150	$0.66

6. Dividends Payable

On June 21, 2006, the Company declared a $0.09 dividend per share to shareholders of record on July 3, 2006, with a payment date of July 17, 2006.

7. Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operations

CCF Holding Company (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this report on Form 10-Q), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets - The Company’s total assets increased $44.3 million, or 12.2%, between December 31, 2005, and June 30, 2006. Net loans receivable increased $36.7 million, or 13.2%, to $316.7 million, at June 30, 2006, from $280.0 million at December 31, 2005. The Company’s loan growth for the six-month period includes approximately $19.9 million in commercial and commercial real estate loans, $10.4 million in construction real estate loans, and $7.0 million in acquisition and development loans. Loan demand remains strong in the Company’s market.

Investment securities decreased during the period by $1.9 million due to maturities and calls of bonds totaling $2.0 million, principal repayments on mortgage backed securities of $400,000 and the change in market value of the portfolio totaling $465,000. These amounts were partially offset by the purchase of a $1.0 million agency bond.

Cash and cash equivalents increased $8.0 million during the six-months ended June 30, 2006 as deposit accounts increased during the six-month period.

Premises and equipment increased $281,000 since December 31, 2005 due to the renovation of the existing operations center. This was done to increase capacity at the facility.

Federal Home Loan Bank (the “FHLB”) stock owned increased during the six-month period by $273,000. This net increase in ownership was required by the FHLB due to increased borrowing during the period.

Liabilities - Total deposits during the six-months ended June 30, 2006, grew to $346.0 million, an increase of $33.7 million, or 10.9%, from $312.3 million at December 31, 2005. Deposit growth in transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, equaled $9.3 million, from $177.0 million at December 31, 2005 to $186.3 million at June 30, 2006. Repurchase accounts, used by small businesses as a cash management tool, increased $5.4 million, or 136.4%, during the period, from $3.9 million at December 31, 2005, to $9.3 million at June 30, 2006.

Time deposits increased during the six-month period from $129.3 million at December 31, 2005, to $154.4 million at June 30, 2006, an increase of $25.1 million, or 19.4%. This increase was needed to fund loan growth and improve the liquidity position of Heritage Bank (the “Bank”) as well as provide funds for the repayment of an FHLB advance. Certificates of deposit totaling $18.0 million were generated through the internet from financial institutions nationwide. These certificates are of one year or less in maturity and provide funding at an average rate of 5.10%, which was comparable to local certificate campaigns during the same period. The remaining increase was generated through local deposits.

Shareholders’ Equity - Shareholders’ equity increased $2.1 million, from $24.2 million at December 31, 2005, to $26.3 million at June 30, 2006. This increase was the result of net earnings of $2.4 million in the first six-months of 2006 and cash received from the exercise of stock options totaling $515,000, partially offset by the declaration of $0.175 per share in dividends, which totaled $396,000, and the repurchase and retirement of common stock, which totaled $128,000. The remainder of the offset is a reflection of the change in the fair value of the Bank’s available-for-sale investment securities portfolio, which affects accumulated other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 6.4% at June 30, 2006, and 6.6% at December 31, 2005. Book value per share increased $0.66 per share during the period, from $10.20 at December 31, 2005, to $10.86 at June 30, 2006.

Comparison of Operating Results for the Three months and Six months ended June 30, 2006 and June 30, 2005

Net Earnings - The Company had net earnings of $1.3 million for the three-month period ended June 30, 2006, compared to net earnings of $820,000 in the same three-month period in 2005. This represents an increase in net earnings of $517,000, or 63.1%. For the six-month period ended June 30, 2006, net earnings of $2.4 million represented an increase of $786,000, or 48.6%, over the six-month period ended June 30, 2005, which had earnings of $1.6 million. Earnings during the first six-months of 2006 included a loss of $201,500 on other real estate owned. The write-down was performed in order to reduce the carrying value of the property to its contracted sales price, less estimated selling costs. The six-month period ended June 30, 2006, also had net gains on loans sold of $44,000. For the six-months ended June 30, 2005, earnings included gains on sales of loans of $431,000, and a loss on sale of investment securities of $23,000.

Net Interest Income - Net interest income for the six-month period ended June 30, 2006, increased $2.2 million, or 32.9%, from $6.8 million in 2005, to $9.1 million at June 30, 2006. For the three-month period, net interest income increased $1.2 million, or 33.1%, from $3.5 million at June 30, 2005, to $4.7 million at June 30, 2006.

Interest income for the six-month period ended June 30, 2006, increased $3.9 million, or 37.4%, from $10.3 million at June 30, 2005, to $14.2 million at June 30, 2006. This increase is primarily due to the increase in interest rates during the period, however, growth in interest earning assets also contributed to the increase. The average rate earned on loans for the period ended June 30, 2006, increased 160 basis points, from 7.01% at June 30, 2005, to 8.61% at June 30, 2006. For the three-month period ended June 30, 2006, interest income increased $2.1 million, or 39.9%, from $5.4 million at June 30, 2005, to $7.5 million at June 30, 2006. Average balances on loans increased from $283.7 million at December 31, 2005, to $303.0 million at June 30, 2006.

Interest expense increased $1.6 million, or 46.1%, from $3.5 million in the six-month period ended June 30, 2005, to $5.1 million for the six-month period ended June 30, 2006. For the three-month period ended June 30, 2006, interest expense increased $974,000, from $1.8 million at June 30, 2005, to $2.8 million at June 30, 2006.

The increase is due to the repricing at higher rates of deposit accounts coinciding with the increases in federal funds rates, combined with the increase in the interest rate paid on the junior subordinated debentures. The debentures are floating rate instruments that adjust quarterly.

The average rate paid for the time deposits increased 86 basis points, from 3.02% for the period ended June 30, 2005, to 3.88% for the period ended June 30, 2006. For interest-bearing transaction accounts the average rate paid increased 110 basis points, from 1.24% for the period ended June 30, 2005, to 2.34% at June 30, 2006. During the six-month period ended June 30, 2006, the increase in the yield on earning assets outpaced the increase in the cost of funds for the Bank. With a positive gap, the Bank experiences an increase in net interest income in the short term, during a rising rate environment. In a decreasing rate environment, the Bank could experience margin compression as certain deposit accounts have not increased in rate proportionately to the increases in certain asset categories. This compression could also occur in a stable rate environment if competitive situations require an increase in certain deposit liability categories as well.

Provision for Loan Losses - The Bank’s provision for loan losses for the six-month period ended June 30, 2006, was $350,000, an increase of $80,000 over the provision of $270,000 for the six-month period ended June 30, 2005. The loan loss reserve balance at June 30, 2006, was $3.7 million, or 1.17% of loans outstanding. For the period ended June 30, 2005, the loan loss reserve was $3.4 million, or 1.21% of loans outstanding. For the three month period ended June 30, 2006, the provision was $165,000, an increase of $30,000 over the provision of $135,000 for the period ended June 30, 2005.

Based on the Bank’s internal calculation the allowance for loan losses is considered adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

Non-performing loans totaled $53,000 at June 30, 2006, which equaled 0.017% of loans outstanding. This compares to $633,000, or 0.23%, at June 30, 2005. At June 30, 2006, nonperforming loans consisted of one loan, partially secured by commercial equipment. The balance at June 30, 2005, consisted of one relationship, partially guaranteed by the United States Department of Agriculture (the “USDA”). The property was sold in 2005, with a balance of $382,500 due from the USDA still being held in a receivable account by the Bank. See reference to this receivable in “Other Items”.

Non-performing assets were at $2.0 million on June 30, 2006. This balance consists primarily of one property valued at $2.0 million and secured by commercial real estate. The balance is net of a write down of $201,500, reflected in the first quarter 2006 earnings. This write down was required to adjust the book value of the property to the contracted sales price. The property remains under contract to sell with the closing date scheduled in the third quarter of 2006.

Other Income – Other income of $1.1 million for the six-month period ended June 30, 2006, is less than other income for the same period in 2005, of $1.3 million. Other income for the period ended June 30, 2005, included a pre-tax net gain of $430,000 on the sale of SBA loans. This type of income distorts quarterly earnings because the gains may be booked in different periods from year to year. Gains on sales of SBA loans are a part of the normal course of business for the Bank and, as such, should be compared as a part of annual earnings. The period ended June 30, 2006, included gains on sales of loans of $44,000.

Service charges on deposit accounts increased for the six-month period ended June 30, 2006 by $127,000, or 22.2%, from $572,000 at June 30, 2005 to $699,000 at June 30, 2006. The increase is attributed to a 19.6% increase in the number of non-interest bearing demand deposit accounts. In addition, the Bank implemented an overdraft protection program during the second quarter of 2005, which has increased service charge income. Service charges for the three-month period ended June 30, 2006 equaled $352,000, representing an increase of $47,000, or 15.6%, over the same three-month period ended June 30, 2005 which had service charge income of $305,000.

During 2005, the Bank implemented a mortgage origination program, which has contributed fees of $92,000 during the first six-months of 2006, as compared to the period ended June 30, 2005 when net mortgage fees earned were $32,000. For the three-month period ended June 30, 2006, mortgage fees were $54,000, an increase of $28,000 over the three-month period ended June 30, 2005, which had mortgage fee income of $26,000.

Other Expenses - Other expenses for the six-month period ended June 30, 2006, increased $8155,000, or 14.8%, from $5.5 million for the six-month period ended June 30, 2005, to $6.3 million for the same period in 2006. Of this increase, $201,500 was the write-down on real estate owned discussed earlier. Salaries and employee benefits increased to $3.7 million for the six-month period ended June 30, 2006, compared to $3.4 million during the same six-month period in 2005, an increase of $318,000, or 9.4%. Annual salary increases and related tax expenses account for the increase. Additionally, the Bank incurred a $46,000 loss on check fraud during April 2006, which is included in other expenses. For the three-month period ended June 30, 2006, other expenses increased $372,000, or 13.4%, from $2.8 million at June 30, 2005, to $3.1 million at June 30, 2006.

Liquidity - The Bank’s short-term liquidity was 12.2% on June 30, 2006. The Bank is required to maintain minimum levels of liquid assets as defined by the State of Georgia and the Federal Deposit Insurance Corporation regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization, and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $51.7 million at June 30, 2006, with $15.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios – Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of June 30, 2006, total risk based capital ratios were 10.46% for the Bank and 11.04% for the consolidated company. The Tier 1 capital to risk weighted assets ratio was 9.39% for the Bank and 9.43% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.23% for the Bank and 8.67% for the consolidated company.

Other Items — The Bank continues to carry a receivable for $382,500 due from the USDA associated with the final settlement of its loss claim filed on March 3, 2006. On June 28, 2006, the Bank received written communication from the USDA seeking further explanation of the tactics used by the Bank in its collection and resolution of the failed credit. The letter received from the USDA questioned a portion of the receivable totaling $190,000. On July 17, 2006, the Bank filed its response to the USDA thoroughly outlining all facts associated with the collection effort. The Bank expects that the full loss claim will be honored, as well as other collectible expenses and interest carry.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Pursuant to Instruction 1 to Item 305(c) of Regulation S-K, no disclosure under this item will be required until December 31, 2006.

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2006 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal quarter ended June 30, 2006 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the second quarter of 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, through June 30, 2006	67	$17.71	—	—
May 1 through May 31, 2006	—	—	—	—
June 1 through June 30, 2006	—	—	—	—
Total			—	—

(1)	The Company repurchased the shares indicated from certain participants in the Company’s Employee Stock Ownership Plan. The purchases were made pursuant to the terms of the Employee Stock Ownership Plan and such purchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 18, 2006.

Following is a description of each matter voted on at the Annual Meeting and the results of the voting:

1.	Election of Directors to serve a three-year term expiring at the 2009 Annual Meeting of Shareholders :

	John T. Mitchell	Edwin S. Kemp, Jr.	Stephen E. Boswell
Shares voted in favor	1,916,224	1,860,749	1,914,012
Votes withheld	5,305	60,780	7,517
Shares abstained	—	—	—
Broker non-votes	—	—	—

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: August 11, 2006	BY:	/s/ David B. Turner
David B. Turner
President and Chief Executive Officer

Date: August 11, 2006	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and Chief Financial Officer