Form 10-Q
period 2006-09-30
CCF HOLDING CO
filed 2006-11-13
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 7, 2006, 3,633,098 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,064,524	9,283,200
Interest-bearing deposits in other financial institutions	10,456,151	3,190,873
Federal funds sold	4,308,000	2,944,000

Cash and cash equivalents	22,828,675	15,418,073

Investment securities available-for-sale	45,592,824	48,389,272
Federal Home Loan Bank stock, at cost	1,627,500	1,129,100
Loans, net	331,470,851	279,968,109
Premises and equipment, net	7,513,804	7,776,954
Accrued interest receivable	2,355,256	1,877,111
Cash surrender value of life insurance	5,376,431	5,159,633
Other assets	4,694,233	4,484,685

Total assets	$421,459,574	364,202,937

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing deposits	$45,827,325	43,228,076
Interest-bearing demand deposits	141,784,541	133,728,272
Savings accounts	4,856,973	5,964,140
Time deposits less than $100,000	110,502,355	91,749,597
Time deposits greater than $100,000	47,906,794	37,585,198

Total deposits	350,877,988	312,255,283

Securities sold under agreement to repurchase	10,076,320	3,949,539
Federal Home Loan Bank advances	20,000,000	10,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	3,829,677	5,014,760

Total liabilities	393,548,985	339,984,582

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; *3,630,734 issued and outstanding in 2006; 3,561,019 shares issued and outstanding in 2005.	363,073	356,102
Additional paid-in capital	9,488,054	9,086,112
Retained earnings	18,353,599	15,187,843
Accumulated other comprehensive loss	(294,137)	(411,702)

Total shareholders’ equity	27,910,589	24,218,355

Total liabilities & shareholders’ equity	$421,459,574	364,202,937

See accompanying notes to unaudited consolidated financial statements.

*	All outstanding share references and per share references have been adjusted to reflect the three for two stock split declared on August 23, 2006, and paid on September 20, 2006, to shareholders of record on September 6, 2006.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Interest and fees on loans	$7,532,435	5,295,752	20,535,754	14,707,887
Interest-bearing deposits in other financial institutions and federal funds sold	93,048	107,303	302,086	262,499
Interest and dividends on taxable investment securities	421,662	372,443	1,295,209	1,035,261
Interest on nontaxable investment securities	49,255	52,485	155,329	152,055

Total interest and dividend income	8,096,400	5,827,983	22,288,378	16,157,702

Interest expense:
Deposit accounts	2,727,345	1,758,203	7,078,814	4,853,767
Other borrowings	436,219	214,770	1,198,803	620,156

Total interest expense	3,163,564	1,972,973	8,277,617	5,473,923

Net interest income	4,932,836	3,855,010	14,010,761	10,683,779

Provision for loan losses	180,000	135,000	530,000	405,000

Net interest income after provision for loan losses	4,752,836	3,720,010	13,480,761	10,278,779

Other income:
Service charges on deposit accounts	364,507	352,886	1,063,607	925,140
Gain on sale of loans	6,898	114,700	50,800	545,757
Gain on sale of fixed assets	124,136	—	106,021	—
Gain (loss) on sale of investment securities	—	—	2,663	(23,090)
Non-operating income	81,294	—	81,569	—
Other	194,668	178,461	559,132	529,182

Total other income	771,503	646,047	1,863,792	1,976,989

Other expenses:

Salaries and employee benefits	1,900,046	1,668,913	5,608,462	5,059,700
Occupancy	535,993	500,009	1,530,721	1,442,378
Loss on Real Estate Owned	—	839,270	201,500	810,147
Other	839,700	592,530	2,239,986	1,808,895

Total other expenses	3,275,739	3,600,722	9,580,669	9,121,120

Earnings before income taxes	2,248,600	765,335	5,763,884	3,134,648

Income tax expense	806,550	235,480	1,938,475	989,280

Net earnings	$1,442,050	529,855	3,825,409	2,145,368

*Basic earnings per share	$0.40	0.15	1.06	0.62

*Diluted earnings per share	$0.38	0.14	1.02	0.58

See accompanying notes to unaudited consolidated financial statements.

*	All outstanding share references and per share references have been adjusted to reflect the three for two stock split declared on August 23, 2006, and paid on September 20, 2006, to shareholders of record on September 6, 2006.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2006	2005	2006	2005
Net earnings	$1,442,050	529,855	3,825,409	2,145,368
Other comprehensive income:
Unrealized holding gains (losses) on investment securities available-for- sale:	637,816	(313,041)	180,792	(421,912)
Associated taxes	(216,857)	106,434	(61,469)	143,450
Reclassification adjustment for (gains)losses included in earnings	—	—	(2,663)	23,090
Associated taxes	—	—	905	(7,850)

Total other comprehensive income (loss)	420,959	(206,607)	117,565	(263,222)

Total comprehensive income	$1,863,009	323,248	3,942,974	1,882,146

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine-Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,825,409	2,145,368
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	530,000	405,000
Depreciation, amortization, and accretion, net	553,010	553,008
Net (gain)loss on sale of investment securities	(2,663)	23,090
Net write-down on real estate owned	201,500	810,147
Net gain on sale of premises and equipment	(106,020)	(2,355)
Net gain on sale of loans	(50,800)	(545,757)
Increase in cash surrender value of life insurance	(216,798)	(206,267)
Change in:
Accrued interest receivable and other assets	(478,145)	(366,112)
Accrued interest payable and other liabilities	(1,825,014)	287,349

Net cash provided by operating activities	2,430,479	3,103,471

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	6,970,019	3,386,847
Purchases of investment securities available-for-sale	(3,995,000)	(10,938,245)
Proceeds from sales of investment securities available-for-sale	—	2,976,910
Proceeds from maturities of certificate of deposit investments	—	99,000
Proceeds from redemption of Federal Home Loan Bank stock	1,125,000	675,000
Purchase of Federal Home Loan Bank stock	(1,623,400)	(539,100)
Proceeds from sales of real estate owned	177,000	1,011,143
Net increase in loans	(65,873,519)	(38,770,011)
Proceeds from sale of loans	13,834,077	15,507,195
Purchases of premises and equipment	(178,879)	(176,279)

Net cash used in investing activities	(49,564,702)	(26,767,540)

Cash flows from financing activities:
Net change in deposits	38,622,705	26,086,898
Net change in securities sold under agreements to repurchase	6,126,781	(333,401)
Proceeds from Federal Home Loan Bank advances	20,000,000	—
Repayments of Federal Home Loan Bank advances	(10,000,000)	(5,000,000)
Dividends paid	(613,574)	(300,901)
Cash in lieu of fractional shares	(925)	—
Proceeds from exercise of stock options	537,550	769,873
Retirement of common stock	(127,712)	(795,298)

Net cash provided by financing activities	54,544,825	20,427,171

Increase in cash and cash equivalents	7,410,602	(3,236,898)

Cash and cash equivalents at beginning of period	$15,418,073	20,471,930

Cash and cash equivalents at end of period	$22,828,675	17,235,032

Supplemental disclosure of cash flow information:
Interest paid	$8,140,511	3,344,751

Income taxes paid	$2,259,505	480,729

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and nine-month periods ended September 30, 2006 and 2005 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of the results for the entire year ending December 31, 2006.

2. Stock Compensation Plans

Effective January 1, 2006, CCF Holding Company (the “Company”) adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires compensation expense to be recognized for share-based payments over the vesting period based on the award’s fair value at the date of grant. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.

The Company adopted SFAS 123(R) using the modified prospective application; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Under the modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123, Accounting for Stock Based Compensation,were in effect for expense recognition purposes.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation to employees and non-employee members of the Board under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. For the three-month period ended September 30, 2006, the Company recognized $0 in share-based compensation costs, for the nine-month period, the Company recognized $22,237, or $0.01 per basic and diluted share. As of September 30, 2006, all of the Company’s unvested stock options were tax qualifying and no income tax benefits were recognized relating to the compensation expense.

The following table illustrates the effect of net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation for the three and nine-month periods ended September 30, 2005:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net earnings as reported	$529,855	2,145,368

Deduct: Total stock based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,475)	(169,950)

Pro forma net earnings	$528,380	1,975,418

Basic earnings per share:
As reported	$0.15	0.62
Pro forma	$0.15	0.57
Diluted earnings per share:
As reported	$0.14	0.58
Pro forma	$0.14	0.54

The difference between the net earnings as reported and pro forma is the expense associated with the option grants, which would have been earned in the period. This expense was calculated based on the number of options vested during the period multiplied by the fair value of the respective option at the time of grant, net of tax effect.

During the first nine-months of 2006 and 2005, the fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	Nine-Months Ended September 30,
	2006	2005
Options Issued	7,500	37,500
Weighted average grant date fair value	$3.51	$4.45
Risk-free interest rate	4.21%	4.27%
Expected dividend yield	1.58%	1.30%
Expected stock price volatility	0.1520	0.2181
Expected life	7 years	7 years

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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. All outstanding share references and per share references have been adjusted to reflect the three for two stock split declared on August 23, 2006, and paid on September 20, 2006, to shareholders of record on September 6, 2006. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended September 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,442,050	3,629,843	$0.40

Effect of dilutive common stock:
Stock options	—	174,583	$(0.02)

Diluted earnings per share	$1,442,050	3,804,426	$0.38

For the three-months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$529,855	3,514,188	$0.15

Effect of dilutive common stock:
Stock options	—	173,226	$(0.01)

Diluted earnings per share	$529,855	3,687,414	$0.14

For the nine-months ended September 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$3,825,409	3,623,401	$1.06

Effect of dilutive common stock:
Stock options	—	144,329	$(0.04)

Diluted earnings per share	$3,825,409	3,767,730	$1.02

For the nine-months ended September 30, 2005

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,145,368	3,471,925	$0.62

Effect of dilutive common stock:
Stock options	—	196,123	$(0.04)

Diluted earnings per share	$2,145,368	3,668,048	$0.58

6. Stock Split

On August 23, 2006, the Company announced a three-for-two stock split, payable in the form of a 50% stock dividend to shareholders of record on September 6, 2006, with a payment date of September 20, 2006.

7. Dividends Payable

On September 20, 2006, the Company declared a $0.065 dividend per share to shareholders of record on October 4, 2006, with a payment date of October 18, 2006.

8. Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this report on Form 10-Q), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets - The Company’s total assets increased $57.3 million, or 15.7%, between December 31, 2005, and September 30, 2006. Net loans receivable increased $51.5 million, or 18.4%, to $331.5 million, at September 30, 2006, from $280.0 million at December 31, 2005. The Company’s loan growth for the nine-month period includes approximately $30.5 million in commercial and commercial real estate loans, $14.4 million in construction real estate loans, and $7.8 million in acquisition and development loans. Loan demand remains strong in the Company’s market.

Investment securities decreased during the period by $2.8 million due to maturities and calls of bonds totaling $6.0 million and principal repayments on mortgage backed securities of $541,000. These amounts were partially offset by the purchase of $4.0 million in agency bonds and the positive change in market value of the portfolio totaling $181,000.

Cash and cash equivalents increased $7.4 million during the nine-months ended September 30, 2006 as deposit accounts, repurchase accounts and Federal Home Loan Bank (“FHLB”) borrowings increased during the nine-month period.

Premises and equipment decreased $263,000 since December 31, 2005 due to the sale of land originally purchased for branch expansion totaling $510,000. The sale was partially offset by the addition of fixed assets for renovation of the existing operations center, which was completed to increase capacity at the facility.

FHLB stock owned increased during the nine-month period by $498,000. This net increase in ownership was required by the FHLB due to increased borrowing during the period.

Liabilities - Total deposits during the nine-months ended September 30, 2006, grew to $350.9 million, an increase of $38.6 million, or 12.4%, from $312.3 million at December 31, 2005. Transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased $10.7 million, from $177.0 million at December 31, 2005 to $187.6 million at September 30, 2006. Repurchase accounts, used by small businesses as a cash management tool, increased $6.1 million, or 155.13%, during the period, from $3.9 million at December 31, 2005, to $10.1 million at September 30, 2006.

Time deposits increased during the nine-month period from $129.3 million at December 31, 2005, to $158.4 million at September 30, 2006, an increase of $29.1 million, or 22.5%. This increase was needed to fund loan growth and improve the liquidity position of Heritage Bank (the “Bank”). Certificates of deposit totaling $13.0 million were generated through the internet from financial institutions nationwide. These certificates are of one year or less in maturity and provide funding at an average rate of 5.14%, which was comparable to local certificate campaigns during the same period. The remaining increase was generated through local deposits.

Shareholders’ Equity - Shareholders’ equity increased $3.7 million, from $24.2 million at December 31, 2005, to $27.9 million at September 30, 2006. This increase was the result of net earnings of $3.8 million in the first nine-months of 2006, cash received from the exercise of stock options totaling $537,000, and an improvement in the fair value of the Bank’s available for sale investment securities portfolio, which affects accumulated other comprehensive income. Equity increases were partially offset by the declaration of $0.182 per share (adjusted for the three-for-two stock split) in dividends, which totaled $660,000, and the repurchase and retirement of common stock, which totaled $128,000. The ratio of shareholders’ equity as a percentage of total assets was 6.6% at September 30, 2006 and December 31, 2005. Book value per share (adjusted for the three-for-two stock split) increased $0.89 per share during the period, from $6.80 at December 31, 2005, to $7.69 at September 30, 2005.

Comparison of Operating Results for the Three months and Nine months ended September 30, 2006 and September 30, 2005

Net Earnings - The Company had net earnings of $1.4 million for the three-month period ended September 30, 2006, compared to net earnings of $530,000 in the same three-month period in 2005. This represents an increase in net earnings of $912,000, or 172.1%. For the nine-month period ended September 30, 2006, net earnings of $3.8 million represented an increase of $1.7 million, or 78.3%, over the nine-month period ended September 30, 2005, which had earnings of $2.1 million. For the three-month period ended September 30, 2006, non-operating income of $81,000 was included, representing the collection of prior year expenses related to a foreclosure. The three- and nine-month periods ending September 30, 2005, include a one-time pre-tax charge taken in the third quarter of 2005 to cover an impairment recognized in the Bank’s other real estate holdings. This amounted to an after tax income effect of $540,000 for the 2005 periods. Earnings during the first nine-months of 2006 included a loss of $201,500 on other real estate owned. The write-down was performed in order to reduce the carrying value of the property to its contracted sales price, less estimated selling costs. The nine-month period ended September 30, 2006, also had net gains on loans sold of $51,000 and net gains on sale of fixed assets of $106,000. For the nine-months ended September 30, 2005, earnings included gains on sales of loans of $546,000, and a loss on sale of investment securities of $23,000.

Net Interest Income - Net interest income for the nine-month period ended September 30, 2006, increased $3.3 million, or 31.1%, from $10.7 million at September 30 2005, to $14.0 million at September 30, 2006. For the three-month period ended September 30, 2006, net interest income increased $1.1 million, or 28.0%, from $3.8 million at September 30, 2005, to $4.9 million at September 30, 2006.

Interest income for the nine-month period ended September 30, 2006, increased $6.1 million, or 37.9%, from $16.2 million at September 30, 2005, to $22.3 million at September 30, 2006. This increase is primarily due to the increase in interest rates during the period, however, growth in interest earning assets also contributed to the increase. The average rate earned on loans for the period ended September 30, 2006, increased 162 basis points, from 7.02% at September 30, 2005, to 8.64% at September 30, 2006. For the three-month period ended September 30, 2006, interest income increased $2.3 million, or 38.9%, from $5.8 million at September 30, 2005, to $8.1 million at September 30, 2006. Average balances on loans increased from $280.7 million at September 30, 2005, to $331.8 million at September 30, 2006.

Interest expense increased $2.8 million, or 51.2%, from $5.5 million in the nine-month period ended September 30, 2005, to $8.3 million for the nine-month period ended September 30, 2006. For the three-month period ended September 30, 2006, interest expense increased $1.2 million, or 60.3%, from $2.0 million at September 30, 2005, to $3.2 million at September 30, 2006.

The increase is due to the repricing of deposit accounts at higher rates coinciding with the increases in federal funds rates. In addition, the interest paid on the junior subordinated debentures increased each quarter as prime increased.

The average rate paid for the time deposits increased 112 basis points, from 3.26% for the period ended September 30, 2005, to 4.38% for the period ended September 30, 2006. For interest-bearing transaction accounts the average rate paid increased 96 basis points, from 1.89% for the period ended September 30, 2005, to 2.85% at September 30, 2006.

During the nine-month period ended September 30, 2006, the increase in the yield on earning assets outpaced the increase in the cost of funds for the Bank. With a positive gap, the Bank experiences an increase in net interest income in the short term during a rising rate environment. In a decreasing rate environment, the Bank could experience margin compression as certain deposit accounts have not increased in rate proportionately to the increases in certain asset categories. This compression could also occur in a stable rate environment if competitive situations require an increase in certain deposit liability categories as well. With the expectation of rates decreasing at some point during the next three years, the Bank purchased a $50 million floor at 7.0% prime. The cost of this product, $215,000 will be expensed quarterly over the three year period based on a pricing schedule set at the purchase of the instrument. The effectiveness of the floor will be reviewed quarterly.

Provision for Loan Losses - The Bank’s provision for loan losses for the nine-month period ended September 30, 2006, was $530,000, an increase of $125,000 over the provision of $405,000 for the nine-month period ended September 30, 2005. The loan loss reserve balance at September 30, 2006, was $3.8 million, or 1.14% of loans outstanding. For the period ended September 30, 2005, the loan loss reserve was $3.3 million, or 1.16% of loans outstanding. For the three month period ended September 30, 2006, the provision was $180,000, an increase of $45,000 over the provision of $135,000 for the three-month period ended September 30, 2006.

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

Non-performing loans totaled $35,000 at September 30, 2006, which equaled 0.008% of loans outstanding. This compares to $46,000, or 0.013%, at September 30, 2005. At September 30, 2006, nonperforming loans consisted of one loan, secured by commercial real estate.

Non-performing assets were $2.0 million on September 30, 2006. This balance consists of one property valued at $2.0 million and secured by commercial real estate. The balance is net of a write down of $201,500, reflected in the first quarter 2006 earnings. This write down was required to adjust the book value of the property to the previously contracted sales price, less estimated selling costs. The contract to sell this property was withdrawn due to the developer’s concerns with the economy and the speculative nature of the project. The earnest money paid by the purchaser was forfeited and applied to the balance of the debt. The marketing of the property has been delayed due to an issue related to the title on a portion of the property, which is under review by two separate title insurance companies. The Bank does not expect any loss related to this issue.

Other Income – Other income of $1.9 million for the nine-month period ended September 30, 2006, is less than other income for the same period in 2005, which totaled $2.0 million. Other income for the period ended September 30, 2005, included a pre-tax net gain of $430,000 on the sale of SBA loans. This type of income distorts quarterly earnings because the gains may be booked in different periods from year to year. Gains on sales of SBA loans are a part of the normal course of business for the Bank and, as such, should be compared as a part of annual earnings. The period ended September 30, 2006, included gains on sales of loans of $51,000.

Service charges on deposit accounts increased for the nine-month period ended September 30, 2006 by $138,000, or 15.0%, from $925,000 at September 30, 2005 to $1.1 million at September 30, 2006. The increase is attributed to a 17.9% increase in the number of non-interest bearing demand deposit accounts. In addition, the Bank implemented an overdraft protection program during the second quarter of 2005, which has increased service charge income.

During 2005, the Bank implemented a mortgage origination program, which has contributed fees of $143,000 during the first nine-months of 2006, as compared to the period ended September 30, 2005 when mortgage fees earned were $55,000. For the three-month period ended September 30, 2006, mortgage fees were $51,000, an increase of $28,000 for the three-month period ended September 30, 2005, which had mortgage fee income of $23,000.

Non-operating income for the three and nine-month periods ending September 30, 2006, totaled $81,000. This income represents the collection of expenses incurred in 2005 during foreclosure and collection proceedings related to the loan partially guaranteed by the United States Department of Agriculture (“USDA”).

Other Expenses - Other expenses for the nine-month period ended September 30, 2006, increased $460,000, or 5.0%, from $9.1 million for the nine-month period ended September 30, 2005, to $9.6 million for the same period in 2006. Salaries and employee benefits increased to $5.6 million for the nine-month period ended September 30, 2006, compared to $5.1 million during the same nine-month period in 2005, an increase of $549,000, or 10.9%. Annual salary increases, related tax expenses, and an increase in the accrual for annual bonus incentive payments account for the increase. The increase in bonus accrual was deemed prudent to avoid deficits in 2007 when the 2006 incentive is paid. Additionally, the Bank incurred $221,000 loss on check frauds during the nine-months ended September 30, 2006, $129,000 of which is included in other expenses with the remainder of $92,000 charged to an internal reserve for fraud. For the three-month period ended September 30, 2006, other expenses decreased $325,000, or 9.0%, from $3.6 million at September 30, 2005, to $3.3 million at September 30, 2006. The three and nine-month periods ending September 30, 2005, include a one-time pre-tax charge of $810,000 taken in the third quarter of 2005 to cover an impairment recognized in the Bank’s other real estate holdings. This amounted to an after tax income effect of $540,000 for the 2005 periods.

Liquidity - The Bank’s short-term on balance sheet liquidity was 11.5% on September 30, 2006. The Bank is required to maintain minimum levels of liquid assets as defined by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (“FDIC”) regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization, and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $51.7 million at September 30, 2006, with $20.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios – Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of September 30, 2006, total risk based capital ratios were 10.56% for the Bank and 11.13% for the consolidated company. The Tier 1 capital to risk weighted assets ratio was 9.51% for the Bank and 9.62% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.46% for the Bank and 8.98% for the consolidated company.

Other Items — The receivable of $382,500 due from the USDA was paid in full in September 2006. Additionally, other related expenses incurred in 2005 were recovered. The recovered expenses are noted as “Other Non-Operating Income” in the period ending September 30, 2006.

A recovery of $97,000 was realized in October 2006 related to the deposit fraud losses noted in “Other Expenses”. Of this, $92,000 was used to replenish the internal reserve account with the remainder credited to income in October 2006.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Pursuant to Instruction 1 to Item 305(c) of Regulation S-K, no disclosure under this item will be required until December 31, 2006.

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2006 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal quarter ended September 30, 2006 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the third quarter of 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2006	—	—	—	—
August 1 through August 31, 2006	—	—	—	—
September 1 through September 30, 2006	—	—	—	—
Total			—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

CCF HOLDING COMPANY

Date: November 13, 2006	BY:	/s/ David B. Turner
David B. Turner
President and
Chief Executive Officer

Date: November 13, 2006	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer