Form 10-K
period 2006-12-31
CCF HOLDING CO
filed 2007-03-29
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $0.10 per share, listed on The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐     Accelerated filer   ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2006 was approximately $28,800,000. There were 3,652,920 shares of the registrant’s common stock outstanding as of March 22, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
2006 Annual Report to Shareholders	Part II
Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

CCF Holding Company (the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this annual report on Form 10-K and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see “Risk Factors” on page 14. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.	Description of Business

CCF Holding Company

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

Heritage Bank

Heritage Bank, through its predecessors, commenced business in 1955. Prior to 1997, the Bank operated as a traditional savings and loan, attracting deposit accounts from the general public and using these deposits, together with other funds, primarily to originate and invest in long-term conventional loans secured by single-family residential real estate. Since the early part of 1997, the Bank began to offer more of the products and services of a commercial bank in order to compete on a broader scale in the highly competitive financial services industry. As a result, the Bank’s primary lending activities are in the form of commercial loans rather than long-term conventional loans secured by residential real estate.

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

The Bank is subject to examination and comprehensive regulation by the Georgia Department of Banking and Finance (the “GDBF”) and the Federal Deposit Insurance Corporation (“FDIC”) and its deposits are federally insured by the Deposit Insurance Fund of the FDIC. The Bank is a member of, and owns capital stock in, the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of the 12 regional banks in the FHLB System. The Company also is subject to state of Georgia and federal regulation.

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

Market Area and Competition

Market Area. The following statistical data is based on information found on the chamber websites of Clayton, Fayette and Henry Counties as well as data from the Atlanta Regional Commission and the U.S. Census Bureau.

The Bank’s primary market area includes all of Clayton, Fayette and Henry County, Georgia. The majority of the Bank’s deposits come from the market area, although it attracts some deposit and loan business from neighboring counties and metro Atlanta. The major industries for the tri-county area include airline, manufacturing, construction and retail services.

The Bank’s main office is located in Jonesboro, Georgia approximately 20 miles south of Atlanta. Hartsfield-Jackson Atlanta International Airport, one of the world’s busiest, Clayton State College and University, which serves more than 6,000 students, The Georgia State Archives, and the Southeast Division of the National Archives, are also located in Clayton County. According to 2005 Census estimates, Clayton County is the fifth most populous county in the state as well as the fifth most populous county in the 10-county Atlanta region. The population of Clayton County grew 14.4% from 2000 to 2006 while total employment decreased by 4.17% from 2000 to 2005.

The 2005 Census estimated that Henry County was the 10th most populous county in Georgia and the 7th fastest-growing county in the nation since 2000. At 323 square miles, Henry is the 5th largest county in the 10-county Atlanta region. The population of Henry County grew 48.2% from 2000 to 2006 while total employment increased by 32.7% from 2000 to 2005. Henry County continues to be a primary center of growth activity in Georgia.

Fayette County is the 20th most populous county in Georgia and the 9th most populous in the 10-county Atlanta region. The population of Fayette County grew 13.6% from 2000 to 2006 while total employment increased by 14.8% from 2000 to 2005.

The table below shows our deposit market share in Clayton, Henry, and Fayette counties as of June 30, 2006.

County	Number of Branches	Our Market Deposit $$$ (Dollars in Millions)	Total Market Deposit $$$ (Dollars in Millions)	Ranking	Market Share
Clayton	2	172,546	1,585,869	4/12	10.88%
Henry	3	71,935	1,995,880	10/20	3.60%
Fayette	2	104,219	1,792,692	7/16	5.81%

The Bank announced in late 2006 that it would be expanding its offices because of the success of its Commercial Lending Group. Our Service Center facility is at capacity and we are continuing to grow. Because our Commercial Lending Group in Clayton County is a significant part of that growth, the Company seeks to take steps to enable this group to be even more successful. The office expansion will move six existing staff members from the Bank’s Service Center facility on Stockbridge Highway to its downtown Jonesboro offices, currently used by the Bank’s senior management, and provide room for an additional six new employees. These new locations will allow the support functions to better serve the infrastructure that has been built in Clayton County.

The Bank’s senior management team will move to a new office near Eagles Landing in Henry County, which will be part of a new branch office that will replace the existing Eagle’s Landing branch. The move is expected to take place in the first quarter of 2008 and does not affect the remaining 40 employees who will continue to work at Heritage Bank’s Service Center facility.

Heritage Bank was named the “2006 Business of the Year” by the Clayton County Chamber of Commerce. In addition, for the sixth consecutive year, the Company was named to the Atlanta Journal-Constitution’s “Top 100 Best Businesses in Georgia” for 2006, ranking 69th.

Competition. The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as Community Capital Bank, Southern Community Bank, First State Bank, The Bank of Georgia, First Bank Financial Services, and McIntosh State Bank) and larger institutions with branches in the Bank’s market area such as SunTrust, Wachovia, RBC Centura, Bank of America, and Peachtree National Bank (a division of Synovus). Numerous de novo banks have been formed in the Bank’s market area. Also the mergers and consolidations that have occurred in the Bank’s market area require the Bank to compete with banks with greater resources. However, Heritage Bank is the oldest independent bank in Clayton County. The de novo banks are limited in their funding strategies because they typically do not have access to wholesale funding. This has the effect of running up deposit rates as the new banks compete for funds in the market area.

The Bank strives to position itself to take advantage of every opportunity available to it. The Bank has restructured its daily functions and responsibilities to maximize its product sales opportunities with specific focus in the areas of business development, commercial lending and credit administration. We feel that by emphasizing these areas we will continue to improve our responsiveness to our existing customers and to develop new relationships. We believe that successful business development starts with employees who really care about customers. We focus on taking time to determine accounts and services that best serve our customers’ needs and, as always, looking for options to better serve those needs.

The Bank continues to be a participant of Partners in Education in our tri-county area. The Bank’s mission statement is “Committed to the Future of the Communities We Serve through a Tradition of Excellence.” We stand by this mission statement by having our officers and employees support and participate in many events. The Bank’s employees, officers and directors represent the Bank on many boards and local civic and charitable organizations.

Lending Activities

General. As of December 31, 2006, the Bank had approximately $338 million in loans outstanding, which represented 79% of the Company’s total assets of $426 million. The Bank’s principal lending activities have been the origination of adjustable and fixed rate loans to small business customers. At December 31, 2006, the loan portfolio consisted of variable rate loans totaling $285 million, or 84%, of the loan portfolio, with the remaining loans of $53 million, or 16%, fixed rate. Commercial and residential real estate is the primary form of collateral for the loan portfolio with approximately $304 million, or 90%, of loans outstanding secured in this manner. Consumer loans, secured by collateral other than residential real estate account for $9 million, or 3%, of loans outstanding. The remaining $25 million, or 7%, of loans outstanding are commercial loans secured by equipment and related non-real estate collateral.

One- to Four-Family Residential Mortgage Loans. The Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank’s primary market area. The Bank originates adjustable-rate and fixed-rate residential, mortgage loans through a broker relationship with Taylor, Bean & Whitaker. The residential mortgage loans reflected on the balance sheet are primarily loans that have been on the balance sheet of the Bank for more than five years and have paid as agreed during that time. In addition, home equity lines of credit, “HELOC”, are offered to consumers on variable rate terms. Of the $8 million in residential real estate reflected in the loan charts, approximately $6 million are HELOCs at variable rate financing.

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

Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2006, the Bank had $54 million in outstanding construction loans secured by unsold properties.

The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one who has been approved by the Bank and whose credit, financial statements, and experience have been reviewed and approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2006, there was $232,000 outstanding in construction loans to owner/borrowers.

The Bank originated $127.7 million and $129.0 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

Acquisition and development loans totaled $56 million at December 31, 2006. These loans are primarily to local developers and are also located in the Bank’s immediate market area, including the nearby counties. The acquisition and development loans have maturities of up to 24 months. The proceeds of the development loans are disbursed in increments as progress is made on the projects and following an inspection by a Bank representative. These loans are made at 75% or less of discounted appraised value.

Commercial Loans. The Bank’s commercial loans, which include loans secured by commercial real estate, represent a growing portion of its lending activities. At December 31, 2006, outstanding commercial loans amounted to $304 million, or 90% of total loans outstanding. At December 31, 2006, the largest commercial loan had a balance of $6 million and was secured by an apartment complex. The Bank sold participations of $2.2 million on this loan, which left a net balance of $3.8 million on the Bank’s books at December 31, 2006.

Most of the Bank’s commercial lending activities are in loans secured by commercial properties. Such loans consist primarily of permanent loans secured by small office buildings, apartment buildings, churches, shopping centers and convenience stores. Loans secured by commercial real estate are generally originated in amounts up to 75% of the appraised value of the property. An independent appraiser, who has been previously approved by the Bank’s senior credit officer, determines such appraised value. Commercial real estate loans are generally originated on an adjustable-rate basis with the interest rate adjusting annually and have terms of up to 25 years.

Consumer and Other Installment Loans. Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, watercraft loans, recreational vehicle loans and home improvement loans. Substantially all of the Bank’s consumer loans have fixed rates of interest except personal lines of credit. At December 31, 2006, 97% of these loans were fixed rate. Home equity lines of credit, discussed above in the residential mortgage section, are also offered to consumers at variable rate financing.

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

The table below indicates the Bank’s origination and sales of loans during the periods indicated.

	Year Ended December 31,
	2006	2005
	(Dollars in Thousands)
Total gross loans receivable at beginning of period	$283,861	$260,343

Loans originated:
Residential (1-4 family) mortgage	—	—
Commercial, primarily real estate mortgage	268,489	253,760
Real estate construction	127,264	129,231
Consumer and other installment	7,459	7,460

Total loans originated	403,212	390,451

Loans sold:
Residential (1-4 family)	(482)	(205)
Commercial	(26,177)	(26,154)

Loans purchased	11,760	7,390

Other loan activity:
Loan principal repayments	(334,237)	(347,964)

Total gross loans receivable at end of period	$337,937	$283,861

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

Investment Activities

The Bank invests in specified short-term securities, mortgage-backed securities, certain other investments and the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank’s mortgage-backed securities portfolio consists of participation certificates issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) which are secured by interests in pools of conventional mortgages originated by other financial institutions. Bank qualified municipal bonds are included in the Bank’s investment portfolio. The Bank’s equity investment in the FHLB of Atlanta is a requirement of membership and allows the Bank to borrow from the FHLB of Atlanta at favorable overnight and long-term rates. During the year ended December 31, 2006, the Company did not sell any securities. During the year ended December 31, 2005, the Company sold $2.5 million of available for sale investment securities.

Personnel

As of December 31, 2006, the Bank had 109 full-time and 19 part-time employees. The Company does not have any employees other than officers who also are employees of the Bank. A collective bargaining group does not represent the Bank’s or the Company’s employees.

Website Address

Our corporate website address is www.heritagebank.com. From this website, select the “About Us” link followed by selecting “Investor Relations” and “SEC Filings” links. This is a direct link to our filings with the Securities and Exchange Commission (SEC), including but not limited to our quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports. These reports are accessible soon after we file them with the SEC.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of the bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Heritage Bank

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. As of December 31, 2006, the Bank qualified for the well-capitalized category.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulators. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See the section captioned “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s 2006 Annual Report to Shareholders.

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	the Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•

Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006, our ratio of total capital to risk-weighted assets was 11.2% and our ratio of Tier 1 Capital to risk-weighted assets was 9.7%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 9.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action” above.

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

The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2006, the Bank could pay cash dividends without prior regulatory approval.

If, in the opinion of the federal banking regulator, the Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice it considers unsafe or unsound. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changes the federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•

authorizing the FDIC and the National Credit Union Administration to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

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

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) executive officers to report to the Board of Directors when the executive officer becomes indebted to another institution in an aggregate amount that is greater than the amount the officer could borrow from his or her own institution; (2) the Bank to report all credits made to executive officers since the previous report of condition; and (3) executive officers and principal shareholders to report to the Board when the executive officer or principal shareholder becomes indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms and provides that banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Neither the Company nor the Bank can predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.	Risk Factors

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

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2006, approximately 90% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future as part of our general growth strategy, including the expansion of the Eagles Landing branch to include offices for the executive group. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. According to the FDIC, as of June 30, 2006, 12 banks serve Clayton County with a total of 40 branches, 16 banks serve Fayette County with a total of 47 branches, and 20 banks serve Henry County with a total of 54 branches.

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

Item 1B.	Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2.	Properties

The Company utilizes the offices of the Bank. The Bank operates from its main office and six branch offices. In 2006, the Bank sold one parcel of undeveloped real property with a book value of $401,000. This vacant lot on Highway 19&41 South in Lovejoy, Georgia had previously been held as a possible future branch location.

Main Office.

The Bank’s main office is located at 101 North Main Street, Jonesboro, Georgia 30236. The building is on a leased land site. This lease is a 30-year land lease expiring in 2027. The main office, originally built in 1968 underwent extensive renovations in 2004.

The net book value of the building and equipment as of December 31, 2006, was $1,170,740 and $239,000, respectively.

The Bank obtains rental income through the leasing of space in its main building and its Towne Center office (described below). During the fiscal years ended December 31, 2006 and December 31, 2005, such rental income was $41,000 and $39,000, respectively.

Service Center.

The Bank’s Service Center is located at 242 East Stockbridge Road, Jonesboro, Georgia 30236. The center is located in a facility leased by the Bank. The net book value of the leasehold improvements and equipment at December 31, 2006, was $199,319 and $449,042, respectively.

Fayetteville Office.

The Bank’s Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia 30214.

This property is owned by the Bank. The net book value of the land, building, and equipment at 440 North Jeff Davis Drive location as of December 31, 2006, was $267,000, $862,000, and $136,000, respectively.

Forest Park Office.

The Bank’s Forest Park office is located at 822 Main Street (formally 4895 Evans Drive), Forest Park, Georgia 30298.

This property is owned by the Bank. The net book value of the land, building, and equipment at 822 Main Street as of December 31, 2006, was $79,000, $571,000, and $123,000, respectively.

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

The McDonough office property is owned by the Bank. The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2006, was $335,000, $754,000, and $90,000, respectively.

Towne Center Office

The Bank’s Towne Center Office is located at 855 Glenn Street South in Fayetteville, Georgia 20253. This office opened in November 2001.

This property is owned by the Bank. The net book value of the land, building and equipment on December 31, 2006 was $527,000, $652,000, and $126,000, respectively.

Heritage Plaza Office

The Bank’s Heritage Plaza Office is located at 860 Highway 20/81 West in McDonough, Georgia 30253. This office opened in August 2003. The office is located in a building leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2006 was $134,000, and $118,000, respectively.

Eagles Landing Office

The Bank’s Eagles Landing Office is located at 1040 Eagles Landing Parkway, Suite 101, Pinnacle 200 Building in Stockbridge, Georgia. This office opened in July 2004. The office is located in space leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2006 was $97,000, and $151,000, respectively.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Stock Market Information” in the Company’s 2006 Annual Report to Shareholders (the “Annual Report”) included as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2006	—	—	—	—
November 1 – November 30, 2006	—	—	—	—
December 1 – December 31, 2006	—	—	—	—
Total	—	—	—	—

Item 6.	Selected Financial Data

The information contained in the section captioned “Selected Financial and Other Data” in the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Although we manage certain other risks, such as credit quality and liquidity risk, in the normal course of business we consider interest rate risk to be our most significant market risk and the risk that could potentially have the largest material effect on our financial condition and results of operations. We do not maintain a trading portfolio or deal in international instruments, and therefore, other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Quantitative information about the Company’s market risk at December 31, 2006 is as follows (in thousands):

Interest Rate Risk: Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$18,206	$18,722	$19,284
$ change net interest income	$(516)	$0	$562
% change net interest income	(2.8)%	0.0%	2.9%

The Company has adopted an asset/liability management program to monitor the Company’s interest rate sensitivity and to ensure that the Company is competitive in the loan and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. The Company purchased a $50 million interest rate floor at 7.0% prime in September 2006. Additionally, the information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management” in our Annual Report is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following report and statements are included in the financial statement section of the Annual Report and are incorporated herein by reference:

1.	Report of Thigpen, Jones, Seaton & Co. P.C.

2.	Report of Porter Keadle Moore, LLP.

3.	CCF Holding Company and Subsidiary

(a)	Consolidated Balance Sheets at December 31, 2006 and December 31, 2005

(b)	Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

(d)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

(f)	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities Exchange Commission, is timely made known to them.

Item 9B.	Other Information

On December 21, 2006, the Compensation Committee of the Board of Directors of the Company increased the annual salary of its named executive officers as follows:

Officer	Salary
David B. Turner	$190,550

Leonard A. Moreland	$190,550

John Westervelt	$140,000

John C. Bowdoin	$128,750

Mary Jo Rogers	$105,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and executive officers is incorporated herein by reference to the section captioned “Proposal One – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item regarding our Section 16 beneficial ownership reporting compliance is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics that is applicable to all of our executive officers and employees. The Code of Business Conduct and Ethics is posted on the Company’s web site at www.heritagebank.com. A copy of the Code of Business Conduct and Ethics may be obtained without charge upon written request addressed to the Secretary of the Company, 101 North Main Street, Jonesboro, Georgia 30236.

The information required by this item regarding our Audit Committee is incorporated herein by reference to the section captioned “Proposal One – Election of Directors – Audit Committee and – Report of the Audit Committee” in the Proxy Statement, The Audit Committee has at least one financial expert, Roy V. Hall, who is also an independent director and the Chairman of the Audit Committee.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Compensation” in the Proxy Statement.

(a) Compensation Committee Interlocks and Insider Participation

The information regarding the Compensation Committee is incorporated herein by reference to the section captioned “Proposal One – Election of Directors – Compensation Committee Interlocks and Insider Participation.”

(b) Compensation Committee Report

The information regarding the Compensation Committee report is incorporated herein by reference to the section captioned “Compensation – Compensation Committee Report” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table outlines our securities authorized for issuance under equity compensation plans as of December 31, 2006.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	314,065	$9.10	—
Equity compensation plans not approved by security holders	—	—	—
Total	314,065	$9.10	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a) Transactions with Related Persons

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

(b) Review, Approval or Ratification of Transactions with Related Persons

The information required by this item is incorporated herein by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

(c) Director Independence

Each of John B. Lee, John Mitchell, Charles Tucker, Roy Hall and Stephen Boswell are “independent” for the purposes of The Nasdaq Stock Market listing standards. The information regarding the independence of committee members is incorporated herein by reference to the section captioned “Proposal One – Election of Directors” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the section captioned “Proposal One – Election of Directors – Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) The list of all financial statements is included at Item 8.

(a) (2) The financial statement schedules are either included in the financial statements or are not applicable.

(a) (3) Exhibits are either filed or attached as part of this Annual Report on Form 10-K or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1	Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.2	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.3	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.4	Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5	Employment Agreement with David B. Turner, dated January 1, 2003 (incorporated by reference to exhibit 10.5(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.6	Employment Agreement with Leonard A. Moreland, dated January 1, 2003 (incorporated by reference to exhibit 10.6(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.7	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003 (incorporated by reference to exhibit 10.7(d) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.8	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003 (incorporated by reference to exhibit 10.8(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.9	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003 (incorporated by reference to exhibit 10.9(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.10	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003 (incorporated by reference to exhibit 10.10(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.11	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003 (incorporated by reference to exhibit 10.11(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.12	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003 (incorporated by reference to exhibit 10.12(b) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.13	Amended and Restated Trust Agreement dated as of March 30, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.14	Guarantee Agreement dated as of March 30, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.15	Junior Subordinated Indenture dated as of March 30, 2004, by and between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.16	Change in Control Severance Agreement with Kathy Zovlonsky, dated August 2, 2004 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004)*

10.17	Supplemental Executive Retirement Benefits Agreement dated as of January 1, 2006 (incorporated by reference to exhibit 10.17 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2006).

10.18	Endorsement Method Split-Dollar Agreement, dated as of January 1, 2006 (incorporated by reference to exhibit 10.18 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2006).

10.19	CCF Holding Company 2007 Stock Incentive Plan.

13	Annual Report to Shareholders for the fiscal year ended December 31, 2006 (only those portions incorporated by reference in this document are deemed filed)

14	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

21	Subsidiaries of the Registrant

23.1	Consent of Thigpen, Jones, Seaton & Co. P.C.

23.2	Consent of Porter Keadle Moore LLP

24	Power of Attorney (see signature page herein)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

Exhibits to this Annual Report on Form 10-K are attached or incorporated by reference as stated above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CCF HOLDING COMPANY

Dated: March 29, 2007	By:	/s/ David B. Turner
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2007.

By:	/s/ David B. Turner	By:	/s/ John B. Lee, Jr.
	David B. Turner		John B. Lee, Jr.
	President, Chief Executive Officer, and Director (Principal Executive Officer)		Chairman of the Board

By:	/s/ Edwin S. Kemp, Jr.	By:	/s/ Charles S. Tucker
	Edwin S. Kemp, Jr.		Charles S. Tucker
	Secretary, Treasurer and Director		Director

By:	/s/ John T. Mitchell	By:	/s/ Mary Jo Rogers
	John T. Mitchell		Mary Jo Rogers
	Director		Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ Roy V. Hall	By:	/s/ Leonard A. Moreland
	Roy V. Hall		Leonard A. Moreland
	Director		Executive Vice President and Director

By:	/s/ Stephen E. Boswell
Stephen E. Boswell
Director