Form 10-Q
period 2007-03-31
CCF HOLDING CO
filed 2007-05-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 11, 2007, 3,653,157 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

Assets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Cash and due from banks	$11,683,263	9,788,081
Interest-bearing deposits in other financial institutions	1,186,976	3,245,438
Federal funds sold	17,200,000	11,455,000

Cash and cash equivalents	30,070,239	24,488,519
Investment securities available-for-sale	55,058,551	46,201,334
Federal Home Loan Bank stock, at cost	1,216,000	1,177,500
Loans, net	333,465,722	333,384,715
Premises and equipment, net	7,277,285	7,395,392
Accrued interest receivable	2,836,586	2,671,000
Cash surrender value of life insurance	5,529,026	5,449,054
Other assets	6,683,261	5,118,768

Total assets	$442,136,670	425,886,282

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$41,430,422	44,540,700
Interest-bearing demand deposits	167,985,720	146,160,769
Savings accounts	4,817,815	4,634,791
Time deposits less than $100,000	102,679,654	112,489,226
Time deposits greater than $100,000	57,565,455	58,202,104

Total deposits	374,479,066	366,027,590
Securities sold under agreement to repurchase	14,290,237	8,309,406
Federal Home Loan Bank advances	10,000,000	10,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	4,394,045	3,738,281

Total liabilities	411,928,348	396,840,277

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 3,652,818 issued and outstanding in 2007; 3,633,096 shares issued and outstanding in 2006.	365,282	363,310
Additional paid-in capital	9,799,153	9,514,640
Retained earnings	20,387,980	19,428,996
Accumulated other comprehensive loss	(344,093)	(260,941)

Total shareholders’ equity	30,208,322	29,046,005

Total liabilities & shareholder’s equity	$442,136,670	425,886,282

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income:
Interest and fees on loans	$7,596,312	6,120,079
Interest-bearing deposits in other financial institutions and federal funds sold	162,615	62,121
Interest and dividends on taxable investment securities	524,631	440,427
Interest on nontaxable investment securities	46,014	53,832

Total interest and dividend income	8,329,572	6,676,459

Interest expense:
Deposit accounts	3,238,242	1,940,586
Other borrowings	440,642	355,500

Total interest expense	3,678,884	2,296,086

Net interest income	4,650,688	4,380,373
Provision for loan losses	140,000	185,000

Net interest income after provision for loan losses	4,510,688	4,195,373

Other income:
Service charges on deposit accounts	347,470	346,799
Gain on sale of loans	50,674	—
Other	224,449	181,752

Total other income	622,593	528,551

Other expenses:
Salaries and employee benefits	1,984,904	1,842,546
Occupancy	523,911	489,926
Loss on Real Estate Owned	—	201,500
Other	698,544	628,888

Total other expenses	3,207,359	3,162,860

Earnings before income taxes	1,925,922	1,561,064
Income tax expense	656,700	497,450

Net earnings	$1,269,222	1,063,614

Basic earnings per share	$0.35	0.29

Diluted earnings per share	$0.33	0.29

See accompanying notes to unaudited consolidated financial statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,269,222	1,063,614
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	140,000	185,000
Depreciation, amortization, and accretion, net	188,367	179,238
Net write-down (gain) on real estate owned	—	201,500
Net gain on sale of loans	(50,674)	—
Increase in cash surrender value of life insurance	(79,972)	(71,550)
Change in:
Accrued interest receivable and other assets	(917,744)	(158,321)
Accrued interest payable and other liabilities	636,176	(662,920)

Net cash provided by operating activities	1,185,375	736,561

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	3,236,668	946,840
Purchases of investment securities available-for-sale	(11,998,458)	(995,000)
Purchase of Federal Home Loan Bank stock	(38,500)	(498,400)
Proceeds from sales of real estate owned	—	33,000
Net increase in loans	(1,275,399)	(24,578,868)
Proceeds from sale of loans	262,707	1,554,345
Purchases of premises and equipment	(67,394)	(422,045)

Net cash used in investing activities	(9,880,376)	(23,960,128)

Cash flows from financing activities:
Net change in deposits	8,451,476	29,606,131
Net change in securities sold under agreements to repurchase	5,980,831	3,518,178
Proceeds from Federal Home Loan Bank advances	—	10,000,000
Dividends paid	(290,648)	(190,163)
Proceeds from exercise of stock options	135,062	483,851
Retirement of common stock	—	(126,574)

Net cash provided by financing activities	14,276,721	43,291,423

Increase in cash and cash equivalents	5,581,720	20,067,856
Cash and cash equivalents at beginning of period	$24,488,519	15,418,073

Cash and cash equivalents at end of period	$30,070,239	35,485,929

Supplemental disclosure of cash flow information:
Interest paid	$3,579,672	2,305,464

Income taxes paid	$139,000	527,000

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2007 and 2006 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

2.	Stock Compensation Plans

The Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123(R)) “Share-Based Payment” on January 1, 2006, using the modified prospective transition method. SFAS No. 123(R) addresses the accounting for share-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. SFAS No. 123(R) requires the Company to recognize as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method. The Company’s policy is to recognize the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award as required by SFAS No. 123(R).

During 2006, 10,000 options, with a six-month holding period, were granted under the 2000 Stock Option Plan. It is anticipated that during the quarter ending June 30, 2007, $76,680 in compensation expense will be recorded related to this grant.

During the quarter ending March 31, 2007, the Company did not grant any stock options. The fair value of each option granted during the quarter ending March 31, 2006 was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

Weighted average grant date fair value	$5.27
Risk-free interest rate	4.21%
Expected dividend yield	1.58%
Expected stock price volatility	0.1520
Expected life	7 years

3.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended March 31, 2007

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,269,222	3,638,114	$0.35
Effect of dilutive common stock issuances:
Stock options	—	165,640	(0.02)

Diluted earnings per share	$1,269,222	3,803,754	$0.33

For the three-months ended March 31, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,063,614	3,611,244	$0.29
Effect of dilutive common stock issuances:
Stock options	—	109,291	—

Diluted earnings per share	$1,063,614	3,720,535	$0.29

6.	Dividends Payable

On March 21, 2007, the Company declared a $0.085 dividend per share to shareholders of record on April 6, 2007, with a payment date of April 20, 2007.

7.	Recent Accounting Pronouncements

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets—The Company’s total assets increased $16.3 million, or 3.8%, between December 31, 2006, and March 31, 2007. Net loans receivable increased $81,000 to $333.5 million at March 31, 2007, from $333.4 million at December 31, 2006. The Company’s loan production for the quarter ending March 31, 2007 totaled $33 million with $15.6 million in commercial loans, $16.0 million in constructions loans and $1.4 million in consumer loans, however, due to repayments, net principal growth was $190,000. Commercial real estate loans increased $1.9 million during the period. The growth in commercial real estate loans was offset by payoffs of $28.3 million, which resulted in net reductions in construction loans of $993,000, commercial loans of $290,000, consumer loans of $237,000 and 1-4 family first mortgage loans of $171,000. New construction starts decreased significantly and commercial loan growth slowed during the last quarter of 2006 and the first quarter of 2007. In general, the economic activity, primarily in the housing sector, slowed during the first quarter of 2007 in comparison to the prior two years.

Cash and cash equivalents increased $5.6 million during the quarter, primarily in federal funds sold. This increase was also due to an increase in deposit account balances outpacing loan demand, which are detailed below.

Investment securities increased $8.9 million during the quarter ending March 31, 2007 to cover pledging requirements.

Premises and equipment decreased $118,000 due to the normal depreciation of assets totaling $185,000, which was partially offset by purchases of equipment during the quarter totaling $67,000.

Liabilities—Total deposits during the three months ended March 31, 2007 grew to $374.5 million, an increase of $8.5 million from $366.0 million at December 31, 2006. Transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $209.4 million, an increase of $18.7 million, or 9.8%, from $190.7 million at December 31, 2006. Transaction account growth continues to be a focus of the marketing strategy of Heritage Bank (the “Bank”). Average balances of transaction accounts increased during the twelve-month period from March 31, 2006, to March 31, 2007, from $173.7 million to $193.6 million, respectively. Repurchase accounts, used by small businesses as a cash management tool, increased during the twelve-month period by $6.1 million from $4.6 million average balance at March 31, 2006, to $10.8 million average at March 31, 2007. During the three-month period ended March 31, 2007, repurchase accounts reached $14.3 million, an increase of $6.0 million, or 72.0%, over the December 31, 2006 balance of $8.3 million.

Time deposits decreased $10.5 million during the three-month period from $170.7 million at December 31, 2006, to $160.2 million at March 31, 2007. This decrease was a managed decline, offset by the growth in transaction accounts during the first quarter.

Shareholders’ Equity—Shareholders’ equity increased $1.2 million, from $29.0 million at December 31, 2006, to $30.2 million at March 31, 2007. This increase was the result of net earnings of $1,269,000 in the first quarter of 2007 and cash received for the exercise of stock options of approximately $135,000, partially offset by the declaration of a $0.085 per share dividend of approximately $291,000. The remainder of the offset is a reflection of the change in the fair value of the Company’s available-for-sale investment securities portfolio, which affects accumulated other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 6.8% at March 31, 2007 and at December 31, 2006. Book value per share increased from $7.99 at December 31, 2006, to $8.27 at March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

Net Earnings—The Company had net earnings of $1,269,000 for the three-month period ended March 31, 2007, compared to net earnings of $1,064,000 in the same three-month period in 2006. This represents an increase in net earnings of $205,000, or 19.3%. During the first quarter of 2006, the Company had a loss on a write-down of other real estate owned of $201,500, which reduced the carrying value of the property to its then contracted sales price.

Net Interest Income—Net interest income for the three-month period ended March 31, 2007, increased $270,000, from $4.4 million in 2006, to $4.7 million. Interest income increased for the period by $1.7 million, from $6.7 million at March 31, 2006, to $8.3 million at March 31, 2007. This increase is primarily due to the increase in loan volume during the twelve-month period.

Interest expense increased $1.4 million from $2.3 million in the period ending March 31, 2006, to $3.7 million for the three-month period ended March 31, 2007. The increase is due to the repricing at higher rates of deposit accounts, which continues until all certificates of deposit have re-priced, following the last increase in federal funds rates. The majority of the certificates of deposit have maturities of twelve-months, indicating that the majority of re-pricing is complete within twelve months of the last federal funds increase. The average rate paid for deposits increased from 2.67% for the period ending March 31, 2006, to 3.67% for the period ending March 31, 2007.

During the first quarter, the increase in the yield on loans was outpaced by the increase in the cost of funds for the Bank. With a positive gap, the Bank experiences an increase in net interest income during a rising rate environment in the short term. However, as deposits continue to reprice in the twelve-month period following the last Federal Funds rate increase, the gap will lessen and the margin is compressed. For the Bank, the margin declined 41 basis points from 5.26% at the quarter ended March 31, 2006, to 4.85% at the quarter ended March 31, 2007.

Provision for Loan Losses—The Bank’s provision for loan losses for the three-month period ended March 31, 2007, was $140,000 as compared to a provision of $185,000 for the period ended March 31, 2006. The loan loss reserve balance at March 31, 2007, was $4.1 million, or 1.22% of loans outstanding. For the period ending March 31, 2006, the loan loss reserve was $3.6 million, or 1.17% of loans outstanding. Based on the Bank’s internal calculation the allowance for loan losses is considered adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

During the quarter ended March 31, 2007, nonperforming assets increased $959,000 over the quarter ended December 31, 2006. Total non-performing assets at March 31, 2007, of $4.5 million were comprised of $3.5 million in other real estate and $962,000 in non-accrual loans.

The other real estate component of non-performing assets, which totals $3.5 million includes:

•	$2.0 million secured by 22.5 acres of commercial property in Fulton County Georgia;

•	$701,000 secured by a commercial restaurant property located in Fayetteville Georgia, which currently has a sales contract with a scheduled closing date of May 29, 2007;

•	$600,000 secured by two completed new construction single family detached homes, one of which is under contract with a scheduled closing date of May 28, 2007;

•	$134,000 secured by a completed construction project in College Park Georgia which has a sales contract, pending loan approval; and

•	$66,000 secured by a residential lot in Stockbridge Georgia.

The non-accrual loans component of non-performing assets, which totals $962,000, includes:

•

$152,000 partially completed construction loan in south Fulton County Georgia (this loan was foreclosed in April 2007 and is currently carried as other real estate owned following an impairment charge of $54,000);

•

$321,000 in twelve residential lots located in south Coweta County Georgia (this loan was foreclosed in April 2007 and is currently carried as other real estate owned following an impairment charge of $68,000); and

•	$484,000 secured by a completed new construction single family detached home, which sold with no loss on April 2, 2007.

Other Income—Other income was $623,000 for the period ending March 31, 2007, which exceeded other income of $529,000 for the same period in 2006. This represented an increase of $94,000, or 17.8%. Of the increase, gains on loans accounted for $51,000. The remaining portion of the increase, $43,000, is related to miscellaneous deposit account fees and an increase in the earnings on the life insurance asset.

Other Expenses—Other expenses totaling $3.2 million for the period ended March 31, 2007 increased a net of $44,000, or 1.4%, to $3.21 million, compared to the $3.16 million amount for the three-month period ended March 31, 2006. In 2006, the write-down on real estate owned discussed above accounted for $201,500 of other expenses. Salaries and employee benefits totaled $2.0 million for the three-month period ended March 31, 2007, compared to $1.8 million during the same three-month period in 2006 representing an increase of $142,000, or 7.7%. Annual salary increases and related benefits expenses accounted for the increase. Occupancy expenses increased $34,000, or 6.9%, from $490,000 at March 31, 2006, to $524,000 at March 31, 2007. Miscellaneous other expenses increased $70,000, or 11.1%, from March 31, 2006 to March 31, 2007. Included in miscellaneous other expenses is advertising and business development expenses, which increased $27,000; deposit account expenses, including check printing expenses and postage, which increased $28,000, and real estate owned expenses, which increased $12,000.

Liquidity—The Bank’s short-term liquidity was 15.0% as of March 31, 2007. The Bank is required to maintain minimum levels of liquid assets as defined by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (“FDIC”) regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $54.0 million at March 31, 2007, with $10.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios—Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of March 31, 2007, total risk based capital ratios were 10.74% for the Bank and 11.08% for the consolidated company. Tier 1 capital to risk weighted assets was 9.66% for the Bank and 9.74% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.63% for the Bank and 9.54% for the consolidated company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk, with respect to the Company, is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business management considers interest rate risk to be the Company’s most significant market risk and the risk that could potentially have the largest material effect on the Company’s financial condition and results of operations. The Company does not maintain a trading portfolio or deal in international instruments, and therefore, other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of its business activities.

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with the Company’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company’s earnings. The Company has adopted an asset/liability management program to monitor its interest rate sensitivity and to ensure that the Bank is competitive in the loan and deposit markets. Management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

The Company’s income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, the Company had, as of March 31, 2007, an exposure to falling rates and a benefit from rising rates. More specifically, the model forecasts a decline in net interest income of $308,000 thousand or 1.5%, as a result of a 200 basis point decline in rates. The model also predicts a $411,000 thousand increase in net interest income, or 2.0% as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by the Company’s asset/liability management program. The following chart reflects the Company’s sensitivity to changes in interest rates as of March 31, 2007.

Interest Rate Risk: Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$20,360	$20,667	$21,078

$ change net interest income	$(308)	—	$411

% change net interest income	(1.5)%	—	2.0%

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that the Company might take in responding to or anticipating changes in interest rates.

Item 4.	Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2007 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal quarter ended March 31, 2007 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the first quarter of 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2007	—	—	—	—
February 1 through February 28, 2007	—	—	—	—
March 1 through March 31, 2007	—	—	—	—
Total	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: May 14, 2007	BY:	/s/ David B. Turner
David B. Turner
President and
Chief Executive Officer

Date: May 14, 2007	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer