Form 10-Q
period 2007-06-30
CCF HOLDING CO
filed 2007-08-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 11, 2007, 3,648,663 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10-Q

IN DEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$11,900,259	9,788,081
Interest-bearing deposits in other financial institutions	986,502	3,245,438
Federal funds sold	5,497,000	11,455,000

Cash and cash equivalents	18,383,761	24,488,519

Investment securities available-for-sale	64,481,172	46,201,334
Federal Home Loan Bank stock, at cost	1,216,000	1,177,500
Loans, net	331,989,700	333,384,715
Premises and equipment, net	7,384,491	7,395,392
Accrued interest receivable	2,547,952	2,671,000
Cash surrender value of life insurance	5,607,292	5,449,054
Other assets	6,370,138	5,118,768

Total assets	$437,980,506	425,886,282

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$41,626,471	44,540,700
Interest-bearing demand deposits	175,604,638	146,160,769
Savings accounts	4,608,144	4,634,791
Time deposits less than $100,000	92,051,423	112,489,226
Time deposits greater than $100,000	50,669,060	58,202,104

Total deposits	364,559,736	366,027,590

Securities sold under agreement to repurchase	19,641,791	8,309,406
Federal Home Loan Bank advances	10,000,000	10,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	3,941,627	3,738,281

Total liabilities	406,908,154	396,840,277

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; 3,654,932 issued and outstanding in 2007; 3,633,096 shares issued and outstanding in 2006.	365,493	363,310
Additional paid-in capital	9,888,291	9,514,640
Retained earnings	21,102,479	19,428,996
Accumulated other comprehensive loss	(283,911)	(260,941)

Total shareholders’ equity	31,072,352	29,046,005
Total liabilities & shareholders’ equity	$437,980,506	425,886,282

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$7,523,405	6,883,240	15,119,718	13,003,319
Interest-bearing deposits in other financial institutions and federal funds sold	166,908	146,918	329,523	209,039
Interest and dividends on taxable investment securities	666,151	433,119	1,190,781	873,546
Interest on nontaxable investment securities	46,006	52,242	92,020	106,074

Total interest and dividend income	8,402,470	7,515,519	16,732,042	14,191,978

Interest expense:
Deposit accounts	3,268,958	2,410,883	6,507,200	4,351,469
Other borrowings	520,526	407,084	961,168	762,584

Total interest expense	3,789,484	2,817,967	7,468,368	5,114,053

Net interest income	4,612,986	4,697,552	9,263,674	9,077,925
Provision for loan losses	150,000	165,000	290,000	350,000

Net interest income after provision for loan losses	4,462,986	4,532,552	8,973,674	8,727,925

Other income:
Service charges on deposit accounts	372,346	352,301	719,816	699,100
Gain on sale of loans	—	43,902	50,674	43,902
Gain on sale of investment securities	—	2,663	—	2,663
Other	237,283	182,712	461,733	364,465

Total other income	609,629	581,578	1,232,223	1,110,130

Other expenses:
Salaries and employee benefits	2,020,544	1,865,870	4,005,448	3,708,416
Occupancy	511,227	504,802	1,035,138	994,728
Loss on Real Estate Owned	—	—	—	201,500
Other	940,031	771,397	1,638,576	1,400,286

Total other expenses	3,471,802	3,142,069	6,679,162	6,304,930

Earnings before income taxes	1,600,813	1,972,061	3,526,735	3,533,125

Income tax expense	557,082	634,475	1,213,782	1,131,925

Net earnings	$1,043,731	1,337,586	2,312,953	2,401,200

Basic earnings per share	$0.29	0.37	0.63	0.66

Diluted earnings per share	$0.27	0.36	0.61	0.64

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,312,953	2,401,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	290,000	350,000
Depreciation, amortization, and accretion, net	368,636	363,509
Net gain on sale of investment securities	—	(2,663)
Net write-down (gain) on real estate owned	—	201,500
Net loss on sale of premises and equipment	—	18,116
Net gain on sale of loans	(50,674)	(43,902)
Increase in cash surrender value of life insurance	(158,238)	(144,174)
Change in:
Accrued interest receivable and other assets	(659,330)	(295,810)
Accrued interest payable and other liabilities	165,014	(2,565,668)

Net cash provided by operating activities	2,268,361	282,108

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	6,550,800	2,480,362
Purchases of investment securities available-for-sale	(24,985,722)	(995,000)
Proceeds from redemption of Federal Home Loan Bank stock	—	675,000
Purchase of Federal Home Loan Bank stock	(38,500)	(948,400)
Proceeds from sales of real estate owned	692,492	125,000
Net increase in loans	(833,869)	(48,157,640)
Proceeds from sale of loans	954,305	11,104,174
Purchases of premises and equipment	(351,852)	(658,681)

Net cash used in investing activities	(18,012,346)	(36,375,185)

Cash flows from financing activities:
Net change in deposits	(1,467,854)	33,707,819
Net change in securities sold under agreements to repurchase	11,332,385	5,389,124
Proceeds from Federal Home Loan Bank advances	—	15,000,000
Repayments of Federal Home Loan Bank advances	—	(10,000,000)
Dividends paid	(601,138)	(395,809)
Proceeds from exercise of stock options	380,853	514,672
Retirement of common stock	(5,019)	(127,712)

Net cash provided by financing activities	9,639,227	44,088,094

(Decrease) increase in cash and cash equivalents	(6,104,758)	7,995,017

Cash and cash equivalents at beginning of period	$24,488,519	15,418,073

Cash and cash equivalents at end of period	$18,383,761	23,413,090

Supplemental disclosure of cash flow information:
Interest paid	$7,432,745	5,076,384

Income taxes paid	$1,644,000	1,186,279

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and six-month periods ended June 30, 2007 and 2006 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

During 2006, 10,000 options, with a six-month holding period, were granted under the 2000 Stock Option Plan. During the quarter ending June 30, 2007, $76,680 in compensation expense was recorded related to this grant.

During the three- and six-months ending June 30, 2007, the Company did not grant any stock options.

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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended June 30, 2007

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,043,731	3,653,539	$0.29
Effect of dilutive common stock:
Stock options		157,805	$(0.02)

Diluted earnings per share	$1,043,731	3,811,344	$0.27

For the three-months ended June 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,337,586	3,629,116	$0.37
Effect of dilutive common stock:
Stock options		109,291	$(0.01)

Diluted earnings per share	$1,337,586	3,738,407	$0.36

For the six-months ended June 30, 2007

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,312,953	3,645,869	$0.63
Effect of dilutive common stock:
Stock options	—	161,723	$(0.02)

Diluted earnings per share	$2,312,953	3,807,592	$0.61

For the six-months ended June 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,401,200	3,620,589	$0.66
Effect of dilutive common stock:
Stock options		119,266	$(0.02)

Diluted earnings per share	$2,401,200	3,739,855	$0.64

6. Dividends Payable

On June 20, 2007, the Company declared a $0.09 dividend per share to shareholders of record on July 2, 2007, with a payment date of July 16, 2007.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets - The Company’s total assets increased $12.1 million, or 2.8%, between December 31, 2006, and June 30, 2007. Net loans receivable decreased $1.4 million to $332.0 million at June 30, 2007, from $333.4 million at December 31, 2006. The Company’s loan production for the six-months ending June 30, 2007 totaled $61 million with $31.5 million in commercial loans, $26.2 million in constructions loans and $2.4 million in consumer loans, however, due to repayments, net principal declined $1.2 million. Commercial real estate loans increased $2.1 million during the period. The growth in commercial real estate loans was offset by payoffs of $57.6 million in the commercial and construction lending portfolios. This resulted in net reductions in construction loans of $2.3 million and commercial loans of $1.4 million. The consumer loans and 1-4 family first mortgage loan portfolios had net growth of $63,000. New construction starts decreased significantly and draws on existing construction lines declined from draws totaling $24.7 million during the first six-months of 2006 to draws totaling $15.2 million in the first six-months of 2007. In general, economic activity in the housing sector slowed during the first six-months of 2007 in comparison to the prior two years.

Cash and cash equivalents decreased $6.1 million during the six-month period, with federal funds sold decreasing $6.0 million.

Investment securities increased $18.3 million during the six-months ending June 30, 2007 to cover pledging requirements as the repurchase accounts and public funds deposits increased.

Other assets increased $1.2 million for the six-month period. Other Real Estate increased $324,000, accrued interest on investments increased $273,000 and the deferred tax asset increased $767,000.

Liabilities - Total deposits during the six-months ended June 30, 2007 declined $1.5 million to $364.5 million, from $366.0 million at December 31, 2006. Transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $217.2 million, an increase of $26.5 million, or 13.9%, from $190.7 million at December 31, 2006. Transaction account growth continues to be a focus of the marketing strategy of Heritage Bank (the “Bank”). Average balances of transaction accounts increased during the twelve-month period from June 30, 2006, to June 30, 2007, from $176.6 million to $199.8 million, respectively.

Repurchase accounts, used by small businesses as a cash management tool, increased during the twelve-month period by $7.3 million from $6.3 million average balance at June 30, 2006, to $13.6 million average at June 30, 2007. During the six-month period ended June 30, 2007, repurchase agreements reached $19.6 million, an increase of $11.3 million, or 136.4%, over the December 31, 2006 balance of $8.3 million.

Time deposits decreased $28.0 million during the six-month period from $170.7 million at December 31, 2006, to $142.7 million at June 30, 2007. This decrease was a managed decline, offset by the growth in transaction accounts during the six-month period.

Shareholders’ Equity - Shareholders’ equity increased $2.0 million, from $29.0 million at December 31, 2006, to $31.0 million at June 30, 2007. This increase was the result of net earnings of $2.3 million in the first six-months of 2007 and issuance of stock upon the exercise of stock options of approximately $153,000, partially offset by the declaration of $0.175 per share dividends of approximately $639,000. The remainder of the offset is a reflection of the change in the fair value of the Company’s available-for-sale investment securities portfolio, which affects accumulated other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 7.1% at June 30, 2007 and 6.8% at December 31, 2006. Book value per share increased from $7.99 at December 31, 2006, to $8.50 at June 30, 2007.

Comparison of Operating Results for the Three-Months and Six-Months Ended June 30, 2007 and June 30, 2006

Net Earnings - The Company had net earnings of $1.0 million for the three-month period ended June 30, 2007, compared to net earnings of $1.3 million in the same three-month period in 2006. This represents a decline in net earnings of $294,000, or 21.7%. For the six-month period ending June 30, 2007, earnings were $2.3 million as compared to $2.4 million for the six-month period ending June 30, 2006.

Net Interest Income - Net interest income for the three-month period ended June 30, 2007, decreased $85,000 over the three-month period ending June 30, 2006. Interest income increased for the period by $887,000, from $7.5 million at June 30, 2006, to $8.4 million at June 30, 2007. Interest income on loans increased $640,000 (net of non- accrual interest reversals of $232,000) due to the increase in the average balance of loans outstanding of $33.4 million since June 30, 2006. Additionally, the increase in the average balance in the investment portfolio of $7.0 million since June 30, 2006, increased interest income on investments by $233,000. Interest expense increased $972,000 from $2.8 million in the period ending June 30, 2006, to $3.8 million for the three-month period ending June 30, 2007. The increase is due to the repricing of deposit accounts at higher rates, which continues until all certificates of deposit have re-priced, following the last increase in federal funds rates.

Net interest income for the six-month period ended June 30, 2007 increased by $186,000, from $9.1 million in 2006 to $9.3 million in 2007. Interest income increased by $2.5 million for the six-month period ending June 30, 2007, from $14.2 million in 2006 to $16.7 million in 2007; interest on loans accounts for $2.1 million of the increase. For the six-month period ending June 30, 2007, interest expense increased $2.4 million, from $5.1 million at June 30, 2006 to $7.5 million at June 30, 2007. As noted above, the average rate paid for deposits increased 76 basis points from June 30, 2006 to June 30, 2007.

During the first six-months of 2007, the yield on loans was negatively affected by the increase in the number of non-accrual credits with $232,000 of loan interest reversed during the six-month period. During the same period in 2006, non-accrual credits accounted for $79,250 of loan interest reversals.

Provision for Loan Losses - As loan growth slowed, the Bank’s provision for loan losses for the three- and six-month periods ended June 30, 2007 was reduced. For the quarter ending June 30, 2007, the provision was $150,000 as compared to a provision of $165,000 for the quarter ended June 30, 2006. For the six-month period in 2007, the provision was $290,000 as compared to $350,000 for the six-months ending June 30, 2006. The loan loss reserve balance at June 30, 2007, was $4.1 million, or 1.23% of loans outstanding. For the period ending June 30, 2006, the loan loss reserve was $3.7 million, or 1.17% of loans outstanding. Based on the Bank’s internal calculation the allowance for loan losses is considered adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

During the quarter ending June 30, 2007, nonperforming assets increased $3.8 million over the quarter ending March 31, 2007. Total non-performing assets at June 30, 2007, of $8.2 million were comprised of $3.0 million in other real estate and $5.2 million in non-accrual loans.

Other real estate loans totaling $3.0 million include:

•	$2.0 million secured by 22.5 acres of commercial property in Fulton County Georgia;

•	$620,000 secured by two completed new construction single family detached homes, one of which is sold in August 2007 with a gain of approximately $40,000;

•	$264,000 secured by twelve developed lots in Grantville, Georgia;

•	$67,800 secured by a new construction, single family detached house, which was sold on July 10, 2007;

•	$66,000 secured by a residential lot in Stockbridge, Georgia.

The non-accrual loans, totaling $5.2 million include:

•	$2.4 million in loans secured by developed property which was paid off, including all interest and fees due, on July 12, 2007;

•

$1.1 million in loans secured by two completed new construction single family detached homes located in Fayette County Georgia (these amounts were foreclosed in July 2007 and are currently carried as other real estate owned with no impairment charged at foreclosure);

•	$619,000 on a completed new construction single family home in Henry County, Georgia;

The non-accrual loans (cont’d):

•	$312,000 on a completed new construction single family home in Pike County, Georgia this loan was foreclosed in August 2007 with no impairment charge;

•	$432,000 in loans secured by developed vacant lots in Henry County Georgia;

•	$224,000 in loans secured by commercial property in Spalding County Georgia, as of August 2007, these loans are current and all interest has been recovered;

•	$57,000 in loans secured by vehicles.

Other Income - Other income was $610,000 for the three-month period ending June 30, 2007, which exceeded other income of $582,000 for the same period in 2006. This represents an increase of $28,000, or 4.8%. Service charges increased for the three-month period ending June 30, 2007, by $20,000, or 5.7%. For the six-month period ending June 30, 2007, other income increased $122,000, or 11.0%. Of the increase, service charges and other deposit account fees accounted for $29,000. The remaining portion of the increase, $93,000, is related to miscellaneous fees and an increase in the earnings on the life insurance asset.

Other Expenses - Other expenses totaling $3.5 million for the three-month period ended June 30, 2007 increased $330,000, or 10.5%, compared to $3.14 million for the three-month period ended June 30, 2006. Of this increase, salaries and benefits increased $155,000, or 8.3%. Annual salary increases and related benefits expenses, including the expense for stock options of $77,000, accounted for the increase. The remaining increase includes $175,000 in one-time charges related to loan expenses and the acceleration of the amortization of indirect dealer reserve accounts due to pay-downs. For the six-month period ending June 30, 2007, other expenses increased $374,000, or 5.9%. Of this increase, $297,000, or 8.0%, was in salaries and benefits. In 2006, the write-down on real estate owned accounted for $201,500 of other expenses.

Liquidity - The Bank’s short-term liquidity on the balance sheet was 10.19% as of June 30, 2007. Off-balance sheet liquidity, which includes available federal funds borrowing lines and available Federal Home Loan Bank available credit, was 21.33%. The Bank is required to maintain minimum levels of liquid assets as defined by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (“FDIC”) regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization, and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $49.6 million at June 30, 2007, with $10.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of June 30, 2007, total risk based capital ratios were 11.15% for the Bank and 11.64% for the consolidated company. Tier 1 capital to risk weighted assets was 10.05% for the Bank and 10.31% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.73% for the Bank and 9.10% for the consolidated company.

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

The Company’s income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, the Company had, as of June 30, 2007, an exposure to rising rates and a benefit from falling rates. More specifically, the model forecasts a decline in net interest income of $118,000 thousand or 0.6%, as a result of a 200 basis point increase in rates. The model also predicts a $39,000 thousand decline in net interest income, or 0.2%, as a result of a 200 basis point increase in rates. The forecasted results of the model are within the limits specified by the Company’s asset/liability management program. The following chart reflects the Company’s sensitivity to changes in interest rates as of June 30, 2007.

Interest Rate Risk: Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$18,985	$19,024	$18,907

$ change net interest income	$(118)	—	$(39)

% change net interest income	(0.6)%	—	(0.2)%

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that the Company might take in responding to or anticipating changes in interest rates.

Item 4.	Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2007 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal period ended June 30, 2007 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1. Description of Business” under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the second quarter of 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2007	246	$20.40	—	—
May 1 through May 31, 2007	—	—	—	—
June 1 through June 30, 2007	—	—	—	—
Total	246	$20.40	—	—

(1)	The Company repurchased the shares indicated from certain participants in the Company’s Employee Stock Ownership Plan. The purchases were made pursuant to the terms of the Employee Stock Ownership Plan and such purchases were not made pursuant to a publicly announced plan or program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 24, 2007. Following is a description of each matter voted on at the Annual Meeting and the results of the voting:

1.	Election of Directors to serve a three-year term expiring at the 2010 Annual Meeting of Shareholders :

	Roy V. Hall	John B. Lee, Jr.	Leonard A. Moreland
Shares voted in favor	3,180,852	3,180,852	3,170,154
Votes withheld	—	—	—
Shares abstained	324,159	324,159	334,857
Broker non-votes	—	—	—

The terms of Charles S. Tucker and David B. Turner will expire in 2008 and the terms of John T. Mitchell, Edwin S. Kemp, Jr. and Stephen E. Boswell will expire in 2009.

2.	Approval of the CCF Holding Company 2007 Stock Incentive Plan:

Shares voted in favor	1,837,960
Shares voted against	1,070,160
Votes withheld	—
Shares abstained	2,857
Broker non-votes	—

3.	Approval of an amendment to the Articles of Incorporation of CCF Holding Company to authorize 20,000,000 shares of common stock:

Shares voted in favor	2,578,165
Shares voted against	921,391
Votes withheld	—
Shares abstained	5,455
Broker non-votes	—

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

10.20	Form of Nonqualified Stock Option Award Pursuant to the CCF Holding Company 2007 Stock Incentive Plan.

10.21	Form of Incentive Stock Option Award Pursuant to the CCF Holding Company 2007 Stock Incentive Plan.

10.22	Form of Director Nonqualified Stock Option Award Pursuant to the CCF Holding Company 2007 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: August 14, 2007	BY:	/s/ David B. Turner
David B. Turner
President and
Chief Executive Officer

Date: August 14, 2007	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer