Form 10-Q
period 2007-09-30
CCF HOLDING CO
filed 2007-11-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 11, 2007, 3,588,234 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$12,431,970	9,788,081
Interest-bearing deposits in other financial institutions	1,319,819	3,245,438
Federal funds sold	7,963,000	11,455,000

Cash and cash equivalents	21,714,789	24,488,519

Investment securities available-for-sale	65,677,201	46,201,334
Federal Home Loan Bank stock, at cost	991,000	1,177,500
Loans, net	321,669,862	333,384,715
Premises and equipment, net	7,460,111	7,395,392
Accrued interest receivable	2,647,871	2,671,000
Cash surrender value of life insurance	5,685,559	5,449,054
Other real estate	4,394,859	2,691,992
Other assets	3,481,225	2,426,776

Total assets	$433,722,477	425,886,282

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$37,844,530	44,540,700
Interest-bearing demand deposits	195,521,965	146,160,769
Savings accounts	4,389,673	4,634,791
Time deposits less than $100,000	78,211,769	112,489,226
Time deposits greater than $100,000	44,679,021	58,202,104

Total deposits	360,646,958	366,027,590

Securities sold under agreement to repurchase	21,120,935	8,309,406
Federal Home Loan Bank advances	5,000,000	10,000,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	5,825,795	3,738,281

Total liabilities	401,358,688	396,840,277

Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; 3,638,363 issued and outstanding in 2007; 3,633,096 shares issued and outstanding in 2006.	363,836	363,310
Additional paid-in capital	9,611,420	9,514,640
Retained earnings	22,064,797	19,428,996
Accumulated other comprehensive income (loss)	323,736	(260,941)

Total shareholders’ equity	32,363,789	29,046,005

Total liabilities & shareholders’ equity	$433,722,477	425,886,282

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Interest and fees on loans	$7,458,481	7,532,435	22,578,199	20,535,754
Interest-bearing deposits in other financial institutions and federal funds sold	137,984	93,048	467,507	302,086
Interest and dividends on taxable investment securities	762,247	421,662	1,953,029	1,295,209
Interest on nontaxable investment securities	45,999	49,255	138,019	155,329

Total interest and dividend income	8,404,711	8,096,400	25,136,754	22,288,378

Interest expense:
Deposit accounts	3,287,583	2,727,345	9,794,784	7,078,814
Other borrowings	512,335	436,219	1,473,503	1,198,803

Total interest expense	3,799,918	3,163,564	11,268,287	8,277,617

Net interest income	4,604,793	4,932,836	13,868,467	14,010,761
Provision for loan losses	150,000	180,000	440,000	530,000

Net interest income after provision for loan losses	4,454,793	4,752,836	13,428,467	13,480,761

Other income:
Service charges on deposit accounts	404,883	364,507	1,124,699	1,063,607
Gain on sale of loans	12,550	6,898	63,225	50,800
Gain on sale of investment securities	316	—	316	2,663
Other	240,894	400,098	702,627	746,722

Total other income	658,643	771,503	1,890,867	1,863,792

Other expenses:
Salaries and employee benefits	1,937,930	1,900,046	5,943,379	5,608,462
Occupancy	532,780	535,993	1,567,918	1,530,721
Other	646,914	839,700	2,285,490	2,441,486

Total other expenses	3,117,624	3,275,739	9,796,787	9,580,669

Earnings before income taxes	1,995,812	2,248,600	5,522,547	5,763,884

Income tax expense	687,480	806,550	1,901,262	1,938,475

Net earnings	$1,308,332	1,442,050	3,621,285	3,825,409

Basic earnings per share	$0.36	0.40	0.99	1.06

Diluted earnings per share	$0.35	0.38	0.95	1.02

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,621,285	3,825,409
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	440,000	530,000
Depreciation, amortization, and accretion, net	541,088	553,010
Net gain on sale of investment securities	(316)	(2,663)
Net loss/write-down on real estate owned	31,035	201,500
Net gain on sale of premises and equipment	(350)	(106,020)
Net gain on sale of loans	(4,442)	(50,800)
Increase in cash surrender value of life insurance	(236,505)	(216,798)
Change in:
Accrued interest receivable and other assets	(864,193)	(478,145)
Accrued interest payable and other liabilities	2,032,149	(1,825,014)

Net cash provided by operating activities	5,559,751	2,430,479

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	6,906,445	6,970,019
Proceeds from sales of investment securities available-for-sale	4,499,140	—
Purchases of investment securities available-for-sale	(30,470,851)	(3,995,000)
Proceeds from redemption of Federal Home Loan Bank stock	225,000	1,125,000
Purchase of Federal Home Loan Bank stock	(38,500)	(1,623,400)
Proceeds from sales of real estate owned	690,957	177,000
Net decrease (increase) in loans	5,470,196	(65,873,519)
Proceeds from sale of loans	3,384,239	13,834,077
Purchases of premises and equipment	(598,191)	(178,879)

Net cash used in investing activities	(9,931,565)	(49,564,702)

Cash flows from financing activities:
Net change in deposits	(5,380,632)	38,622,705
Net change in securities sold under agreements to repurchase	12,811,529	6,126,781
Proceeds from Federal Home Loan Bank advances	—	20,000,000
Repayments of Federal Home Loan Bank advances	(5,000,000)	(10,000,000)
Dividends paid	(930,119)	(613,574)
Cash in lieu of fractional shares	—	(925)
Proceeds from exercise of stock options	383,894	537,550
Retirement of common stock	(286,588)	(127,712)

Net cash provided by financing activities	1,598,084	54,544,825

(Decrease) increase in cash and cash equivalents	(2,773,730)	7,410,602
Cash and cash equivalents at beginning of period	$24,488,519	15,418,073

Cash and cash equivalents at end of period	$21,714,789	22,828,675

Supplemental disclosure of cash flow information:
Interest paid	$11,043,012	8,140,511

Income taxes paid	$2,171,000	2,259,505

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The consolidated financial statements for the three- and nine-month periods ended September 30, 2007 and 2006 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

2. Stock Compensation Plans

The Company recognizes as compensation expense the “grant date fair value” of stock options granted to employees in the statement of earnings using the fair-value-based method. The Company’s policy is to recognize the compensation expense for stock option grants with graded vesting schedules on a straight-line basis over the requisite service period of the award. During 2006, 10,000 options, with a six-month holding period, were granted under the 2000 Stock Option Plan. During the quarter ended June 30, 2007, $76,680 in compensation expense was recorded related to this grant.

On July 11, 2007, 25,182 options, with a six-month holding period, were granted under the 2007 Stock Incentive Plan. It is anticipated that during the quarter ending December 31, 2007, $163,431 in compensation expense will be recorded related to this grant. The fair value of these options was estimated on the date of the grant using the Black-Scholes Model. The following assumptions were used in the calculation:

Dividend yield	1.85%
Expected volatility	20%
Risk-free interest rate	5.09%
Expected term	7 years

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

5. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended September 30, 2007

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,308,332	3,645,841	$0.36
Effect of dilutive common stock:
Stock options		126,855	$(0.01)

Diluted earnings per share	$1,308,332	3,772,696	$0.35

For the three-months ended September 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,442,050	3,629,843	$0.40
Effect of dilutive common stock:
Stock options		174,583	$(0.02)

Diluted earnings per share	$1,442,050	3,804,426	$0.38

For the nine-months ended September 30, 2007

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$3,621,285	3,645,826	$0.99
Effect of dilutive common stock:
Stock options	—	150,100	$(0.04)

Diluted earnings per share	$3,621,285	3,795,926	$0.95

For the nine-months ended September 30, 2006

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$3,825,409	3,623,401	$1.06
Effect of dilutive common stock:
Stock options		144,329	$(0.04)

Diluted earnings per share	$3,825,409	3,767,730	$1.02

6. Dividends Payable

On September 19, 2007, the Company declared a $0.095 dividend per share to shareholders of record on October 5, 2007, with a payment date of October 19, 2007.

7. Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets - The Company’s total assets increased $7.8 million, or 1.8%, between December 31, 2006, and September 30, 2007. Net loans receivable decreased $11.7 million to $321.7 million at September 30, 2007, from $333.4 million at December 31, 2006. The Company’s loan production for the nine-months ended September 30, 2007 totaled $81.3 million with $45.9 million in commercial loans, $31.4 million in constructions loans and $4.0 million in consumer loans, however, due to repayments, net principal declined $11.7 million. Commercial real estate loans decreased $677,000 during the period, construction loans decreased $11.1 million and consumer loans decreased by $1.0 million. Commercial, non-real estate loans increased $287,000 and home equity loans increased $448,000. New construction starts continued to decrease significantly and draws on existing construction lines declined from draws totaling $37.7 million during the first nine-months of 2006 to draws totaling $19.9 million in the first nine-months of 2007. In general, economic activity in the housing sector has continued to slow during the first nine-months of 2007 in comparison to the prior two years.

Cash and cash equivalents decreased $2.8 million during the nine-month period, with federal funds sold decreasing $3.5 million.

Investment securities increased $19.5 million during the nine-months ended September 30, 2007 to cover pledging requirements as the repurchase accounts and public funds deposits increased.

Other assets increased $1.1 million for the nine-month period. Of this, the deferred tax asset increased $574,000.

Liabilities - Total deposits during the nine-months ended September 30, 2007 declined $5.4 million to $360.6 million, from $366.0 million at December 31, 2006. Transaction accounts, which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts, increased to $233.4 million, an increase of $42.7 million, or 22.4%, from $190.7 million at December 31, 2006. Average balances of transaction accounts increased during the twelve-month period from September 30, 2006, to September 30, 2007, from $179.8 million to $207.8 million, respectively.

Repurchase accounts, used by small businesses as a cash management tool, increased during the twelve-month period by $8.4 million from $7.2 million average balance at September 30, 2006, to $15.6 million average at September 30, 2007. During the nine-month period ended September 30, 2007, repurchase agreements reached $21.1 million, an increase of $12.8 million, or 154.2%, over the December 31, 2006 balance of $8.3 million.

Time deposits decreased $47.8 million during the nine-month period from $170.7 million at December 31, 2006, to $122.9 million at September 30, 2007. This decrease was a managed decline, offset by the growth in transaction accounts during the nine-month period.

Shareholders’ Equity - Shareholders’ equity increased $3.3 million, from $29.0 million at December 31, 2006, to $32.4 million at September 30, 2007. This increase was the result of net earnings of $3.6 million in the first nine-months of 2007 and issuance of stock upon the exercise of stock options of approximately $384,000, partially offset by the declaration of $0.27 per share dividends of approximately $930,000 and the repurchase and retirement of common stock which used $287,000 of capital. The remainder of the offset is a reflection of the change in the fair value of the Company’s available-for-sale investment securities portfolio, which affects accumulated other comprehensive income. The ratio of shareholders’ equity as a percentage of total assets was 6.8% at December 31, 2006 and 7.5% at September 30, 2007. Book value per share increased from $7.99 at December 31, 2006, to $8.90 at September 30, 2007.

Comparison of Operating Results for the Three-Months and Nine-Months Ended September 30, 2007 and September 30, 2006

Net Earnings - The Company had net earnings of $1.3 million for the three-month period ended September 30, 2007, compared to net earnings of $1.4 million in the same three-month period in 2006. This represents a decline in net earnings of $134,000, or 9.3%. For the nine-month period ended September 30, 2007, earnings were $3.6 million as compared to $3.8 million for the nine-month period ended September 30, 2006. This represents a decline in net earnings of $204,000, or 5.3%.

Net Interest Income—Net interest income for the three-month period ended September 30, 2007, decreased $328,000 over the three-month period ended September 30, 2006. Interest income increased for the period by $308,000, from $8.1 million at September 30, 2006, to $8.4 million at September 30, 2007. Interest income on investment securities increased $340,000 due to the increase of $11.5 million in the average balance of investment securities outstanding since September 30, 2006. Interest expense increased $636,000 from $3.2 million in the period ended September 30, 2006, to $3.8 million for the three-month period ended September 30, 2007. The increase is due to the repricing of deposit accounts at higher rates, notably interest bearing transaction accounts. The average yield on interest bearing transaction accounts increased from 2.51% at September 2006 to 3.52% at September 2007.

Net interest income for the nine-month period ended September 30, 2007 decreased by $142,000, from $14.0 million in 2006 to $13.9 million in 2007. Interest income increased by $2.8 million for the nine-month period ended September 30, 2007, from $22.3 million in 2006 to $25.1 million in 2007; interest on loans accounts for $2.0 million of the increase. For the nine-month period ended September 30, 2007, interest expense increased $3.0 million, from $8.3 million at September 30, 2006 to $11.3 million at September 30, 2007. The average rate paid for total deposits increased 77 basis points from September 30, 2006 to September 30, 2007.

During the first nine-months of 2007, the yield on loans was negatively affected by the increase in the number of non-accrual credits. Loan interest income accrued totaling $415,000 was reversed during the nine-month period. During the same period in 2006, non-accrual credits accounted for $122,000 of loan interest income reversals.

Provision for Loan Losses - As loan growth slowed, the Bank’s provision for loan losses for the three- and nine-month periods ended September 30, 2007 was reduced. For the quarter ended September 30, 2007, the provision was $150,000 as compared to a provision of $180,000 for the quarter ended September 30, 2006. For the nine-month period in 2007, the provision was $440,000 as compared to $530,000 for the nine-months ended September 30, 2006. The loan loss reserve balance at September 30, 2007, was $4.2 million, or 1.27% of loans outstanding. For the period ended September 30, 2006, the loan loss reserve was $3.8 million, or 1.15% of loans outstanding. Based on the Bank’s internal calculation the allowance for loan losses is considered adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

During the quarter ended September 30, 2007, nonperforming assets increased $800,000 from the quarter ended June 30, 2007. Total non-performing assets at September 30, 2007, of $8.8 million were comprised of $4.4 million in other real estate and $4.4 million in non-accrual loans.

Other real estate totaling $4.4 million includes:

•	$2.0 million secured by 22.5 acres of commercial property in Fulton County Georgia;

•	$2.1 million secured by five completed new construction single family detached homes;

•	$264,000 secured by twelve developed lots in Grantville, Georgia; and

•	$67,000 secured by a residential lot in Stockbridge, Georgia.

Non-accrual loans totaling $4.4 million include:

•	$819,000 in loans secured by partially completed new construction single family detached homes;

•	$1.4 million in completed new construction single family detached homes;

•	$1.9 million secured by developed vacant lots;

•	$300,000 secured by commercial real estate; and

•	$20,000 in loans secured by a recreational vehicle.

Other Income - Other income was $659,000 for the three-month period ended September 30, 2007, which was less than other income of $772,000 for the same period in 2006. This represents a decline of $113,000, or 14.6%, however, the 2006 period included a gain on sale of fixed assets of $124,000 and non-operating income of $81,000. Service charges increased for the three-month period ended September 30, 2007, by $40,000, or 11.1%. For the nine-month period ended September 31, 2007, other income increased $27,000, or 1.5%. Service charges and other deposit account fees increased $61,000, or 5.7%, for the nine-month period. The increase was offset by increases in the 2006 period of $106,000 on gain on sale of fixed assets and $81,000 of non-operating income.

Other Expenses - Other expenses totaling $3.1 million for the three-month period ended September 30, 2007 decreased $158,000, or 4.8%, compared to $3.3 million for the three-month period ended September 30, 2006. Salaries and benefits increased $38,000, or 2.0% due to annual salary increases. Of note, the 2006 period included a deposit account fraud loss of $129,000. For the nine-month period ended September 30, 2007, other expenses increased $216,000, or 2.3%. Of this increase, $335,000, or 6.0%, was in salaries and benefits. In 2006, the write-down on real estate owned accounted for $201,500 of other expenses and $129,000 was due to the deposit account fraud noted earlier. In 2007, a one-time charge of $175,000 was taken related to loan expenses and the acceleration of the amortization of indirect dealer reserve accounts due to pay-downs. Occupancy and other expenses remained flat for the period with little increase in 2007.

Liquidity - The Bank’s short-term liquidity on the balance sheet was 9.55% as of September 30, 2007. Off-balance sheet liquidity, which includes available federal funds borrowing lines and Federal Home Loan Bank available credit, was 20.75%. The Bank is required to maintain minimum levels of liquid assets as defined by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation (“FDIC”) regulations. The Bank continues to search for deposits and other means of meeting its loan demand. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization, and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $42.2 million at September 30, 2007, with $5.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of September 30, 2007, total risk based capital ratios were 11.43% for the Bank and 12.08% for the consolidated company. Tier 1 capital to risk weighted assets was 10.30% for the Bank and 10.83% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.79% for the Bank and 9.36% for the consolidated company.

Off Balance Sheet Arrangements – The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss, in the event of nonperformance by the customer for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for recorded loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by certain movements in interest rates. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Derivative instruments are used as part of the Company’s interest rate risk-management strategy. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

The Company’s derivative activities are monitored by its asset-liability management committee as part of that committee’s oversight of the Company’s asset-liability and treasury functions. The Company’s asset-liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest rate risk management.

The Company’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective the Company uses an interest rate floor as part of its cash flow hedging strategy. The interest rate floor designated as cash flow hedge involves the receipt of variable rate amounts over the life of the agreement if the Prime interest rate decreases below 7.00 percent.

At September 30, 2007, the prime fixed interest rate floor had a strike rate of 7.0%, a notional value of $50,000,000, and a fair value of $310,000. The term date for the floor is September 2009. The floor is designated as a cash flow hedge. No fair value hedges were outstanding.

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

The Company’s income simulation analysis projected net interest income based on both a rise and fall in interest rates of 200 basis points (i.e. 2.00%) over a twelve-month period. Given this scenario, the Company had, as of September 30, 2007, an exposure to rising rates and a benefit from falling rates. More specifically, the model forecasts a decline in net interest income of $159,000, or 0.8%, as a result of a 200 basis point increase in rates. The model also predicts a $407,000 increase in net interest income, or 2.1%, as a result of a 200 basis point decrease in rates. The forecasted results of the model are within the limits specified by the Company’s asset/liability management program. The following chart reflects the Company’s sensitivity to changes in interest rates as of September 30, 2007.

Interest Rate Risk: Income Sensitivity Summary

	Down 200 BP	Current	Up 200 BP
	(Dollar amounts in thousands)
Net interest income	$19,610	$19,203	$19,044
$ change net interest income	$407	—	$(159)
% change net interest income	2.1%	—	(0.82)%

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that the Company might take in responding to or anticipating changes in interest rates.

Item 4.	Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2007 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal period ended September 30, 2007 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the third quarter of 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2007	—	—	—	—
August 1 through August 31, 2007	10,300	$14.08	—	—
September 1 through September 30, 2007	—	—	—	—
Total	10,300	$14.08	—	—

(1)	On August 20, 2007, the Company announced the board’s approval of a stock repurchase program pursuant to which the Company will, from time to time through August 2008, repurchase up to 150,000 shares of its outstanding common stock. As of September 30, 2007, the Company repurchased 10,300 shares of its common stock through open market transactions pursuant to this program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: November 14, 2007	BY:	/s/ David B. Turner
David B. Turner
President and
Chief Executive Officer

Date: November 14, 2007	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and
Chief Financial Officer