Form 10-K
period 2007-12-31
CCF HOLDING CO
filed 2008-03-28
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2007 was approximately $37,350,000. There were 3,610,328 shares of the registrant’s common stock outstanding as of March 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
2007 Annual Report to Shareholders	Part II
Proxy Statement for the 2008 Annual Meeting of Shareholders	Part III

Exhibit 21	Subsidiaries of CCF Holding Company

Exhibit 23.1	Consent of Thigpen, Jones, Seaton & Co. P.C.

Exhibit 31.1	Certificate of Principal Executive Officer

Exhibit 31.2	Certificate of Principal Financial Officer

Exhibit 32.1	Certificate of Chief Executive Officer

Exhibit 32.2	Certificate of Chief Financial Officer

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

The Company cautions that the foregoing list of important factors is not exclusive. For further information regarding the risk factors applicable to the Company, please see “Risk Factors” on page 16. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

PART I

Item 1.	Description of Business

CCF Holding Company

CCF Holding Company (the “Company”) is a bank holding company incorporated under the laws of the State of Georgia. Heritage Bank (the “Bank”) is a Georgia commercial bank that is a wholly owned subsidiary of the Company. CCF Capital Trust I and CCF Capital Trust II (the “Trusts”) are Delaware business trusts that are unconsolidated subsidiaries of the Company formed in January 2002 and March 2004. The Trusts were formed for the purpose of issuing trust preferred securities and loaning the proceeds of such issuances to the Company. Prior to September 1998, the Company was a savings and loan holding company and the Bank was a federally chartered savings bank. The Company was organized in 1995 in connection with the conversion of the Bank from a mutual to stock form of organization (the “Conversion”) in July 1995 and its operations currently consist primarily of serving as the holding company of the Bank.

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

The Bank’s main office is located in Jonesboro, Georgia approximately 20 miles south of Atlanta. Hartsfield-Jackson Atlanta International Airport, one of the world’s busiest airports, Clayton State University, which serves more than 6,000 students, The Georgia State Archives, and the Southeast Division of the National Archives, are also located in Clayton County. According to 2005 Census estimates, Clayton County is the fifth most populous county in the state as well as the fifth most populous county in the 10-county Atlanta region. The population of Clayton County grew 14.4% from 2000 to 2006 while total employment decreased by 4.17% from 2000 to 2005.

The 2005 Census estimated that Henry County was the 10th most populous county in Georgia and the 7th fastest-growing county in the nation since 2000. At 323 square miles, Henry County is the 5th largest county in the 10-county Atlanta region. The population of Henry County grew 48.2% from 2000 to 2006 while total employment increased by 32.7% from 2000 to 2005. Henry County continues to be a primary center of growth activity in Georgia.

Fayette County is the 20th most populous county in Georgia and the 9th most populous in the 10-county Atlanta region. The population of Fayette County grew 13.6% from 2000 to 2006 while total employment increased by 14.8% from 2000 to 2005.

The table below shows our deposit market share in Clayton, Henry, and Fayette counties as of June 30, 2007.

County	Number of Branches	Our Market Deposit $$$ (Dollars in Millions)	Total Market Deposit $$$ (Dollars in Millions)	Ranking	Market Share
Clayton	2	173,072	1,594,922	5/13	10.85%
Henry	3	81,707	2,266,323	9/21	3.61%
Fayette	2	111,867	1,855,258	6/16	6.03%

The Bank announced in late 2006 that it would be expanding its offices because of the success of its Commercial Lending Group. In January 2008, the expansion was completed with a new Eagles Landing office located in Henry County. The senior management team moved from the Bank’s main office in Jonesboro to the new Eagles Landing facility, which enabled six staff members from the Bank’s Service Center to move to the Jonesboro main office. In addition, the main office will now accommodate the expansion of the Clayton County Commercial Lending Center, an integral part of the Bank’s future growth opportunities.

The new Eagles Landing office houses the Bank’s senior management team, the Henry County Commercial Lending Group, and a new branch office which replaced the existing Eagle’s Landing branch. The relocation of the Bank’s senior management team did not affect the remaining 40 employees who will continue to work at the Bank’s Service Center.

Competition. The Bank operates in a competitive environment, competing for deposits and/or loans with commercial banks, thrifts and other financial entities. Principal competitors include other small community commercial banks (such as Community Capital Bank, Southern Community Bank, First State Bank, The Bank of Georgia, First Bank Financial Services, and McIntosh State Bank) and larger institutions with branches in the Bank’s market area such as SunTrust, Wachovia, RBC Centura, Bank of America, and Bank of North Georgia, (a division of Synovus). The mergers and consolidations that have occurred in the Bank’s market area require the Bank to compete with banks with greater resources. However, Heritage Bank is the oldest independent bank in Clayton County. In addition, although numerous de novo banks have been formed in the Bank’s market area, de novo banks are limited in their funding strategies because they typically do not have access to wholesale funding. This has the effect of running up deposit rates as the new banks compete for funds in the market area.

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

Lending Activities

General. As of December 31, 2007, the Bank had approximately $321 million in loans outstanding, which represented 76% of the Company’s total assets of $423 million. The Bank’s principal lending activities have been the origination of adjustable and fixed rate loans to small business customers. At December 31, 2007, the loan portfolio consisted of variable rate loans totaling $258 million, or 80%, of the loan portfolio, with the remaining loans of $63 million, or 20%, fixed rate. Commercial and residential real estate is the primary form of collateral for the loan portfolio with approximately $283 million, or 88%, of loans outstanding secured in this manner. Consumer loans, secured by collateral other than residential real estate account for $6 million, or 2%, of loans outstanding. The remaining $32 million, or 10%, of loans outstanding are commercial loans secured by equipment and related non-real estate collateral.

One- to Four-Family Residential Mortgage Loans. The Bank’s residential real estate lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank’s primary market area. The Bank originates adjustable-rate and fixed-rate residential, mortgage loans through a broker relationship with Taylor, Bean & Whitaker. The residential mortgage loans reflected on the balance sheet are primarily loans that have been on the balance sheet of the Bank for more than five years and have paid as agreed during that time. In addition, home equity lines of credit, “HELOC,” are offered to consumers on variable rate terms. Of the $24 million in residential real estate reflected in the loan charts, approximately $7.5 million are HELOCs at variable rate financing.

Construction, Acquisition and Development Lending. The Bank engages in construction lending involving loans to qualified borrowers for construction of one- to four-family residential properties and for construction of commercial properties. These loans are primarily to local builders and almost all of the Bank’s construction loan properties are located in the Bank’s market area and nearby counties.

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

Construction loan proceeds are disbursed in increments as construction progresses and only after a Bank representative makes a physical inspection of the project. At December 31, 2007, the Bank had $35 million in outstanding construction loans secured by unsold properties.

The Bank also from time to time will make construction loans to owner/borrowers that have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Bank’s permanent mortgages on existing properties, except that the builder must qualify as an approved contractor by the Bank, and the loans provide for disbursement of loan proceeds in stages during the construction period. An approved contractor is one whose credit, financial statements, and experience have been reviewed and approved by the Bank. Borrowers are typically required to pay accrued interest on the outstanding balance monthly during the construction phase. At December 31, 2007, there was $328,000 outstanding in construction loans to owner/borrowers.

The Bank originated $77.4 million and $127.2 million in construction loans on one- to four-family properties during the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

Acquisition and development, developed lot and raw land loans totaled $55 million at December 31, 2007. These loans are primarily to local developers and are also located in the Bank’s immediate market area, including the nearby counties. The acquisition and development loans have maturities of up to 24 months. The proceeds of the development loans are disbursed in increments as progress is made on the projects and following an inspection by a Bank representative. These loans are made at 75% or less of discounted appraised value.

Commercial Loans. The Bank’s commercial loans, which include loans secured by commercial real estate, represent a growing percentage of its lending activities. At December 31, 2007, outstanding commercial loans amounted to $195 million, or 61% of total loans outstanding. At December 31, 2007, the largest commercial loan had a balance of $6.9 million and was secured by a medical building. The Bank sold participations of $3.3 million on this loan, which left a net balance of $4.0 million on the Bank’s books at December 31, 2007.

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

Consumer and Other Installment Loans. Consumer loans consist of savings account loans, personal secured and unsecured loans, automobile loans, watercraft loans, recreational vehicle loans and home improvement loans. Substantially all of the Bank’s consumer loans have fixed rates of interest except personal lines of credit. At December 31, 2007, 97% of these loans were fixed rate. Home equity lines of credit, discussed above in the residential mortgage section, are also offered to consumers at variable rate financing.

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

The table below indicates the Bank’s origination and sales of loans during the periods indicated.

	Year Ended December 31,
	2007	2006
	(Dollars in Thousands)
Total gross loans receivable at beginning of period	$337,937	$283,861

Loans originated, including renewals:
Residential (1-4 family) mortgage	—	—
Commercial, primarily real estate mortgage	274,086	268,489
Real estate construction	77,440	127,264
Consumer and other installment	6,300	7,459

Total loans originated, including renewals	357,826	403,212

Loans sold:
Residential (1-4 family)	—	(482)
Commercial	(18,608)	(26,177)
Loans purchased	17,650	11,760
Other loan activity:
Loan principal repayments, including renewals	(373,416)	(334,237)

Total gross loans receivable at end of period	$321,389	$337,937

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

Investment Activities

The Bank invests in specified short-term securities, mortgage-backed securities, certain other investments and the common stock of the FHLB of Atlanta. The Bank’s mortgage-backed securities portfolio consists of participation certificates issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation which are secured by interests in pools of conventional mortgages originated by other financial institutions. Bank qualified municipal bonds are included in the Bank’s investment portfolio. The Bank’s equity investment in the FHLB of Atlanta is a requirement of membership and allows the Bank to borrow from the FHLB of Atlanta at favorable overnight and long-term rates. During the year ended December 31, 2007, the Company sold $5.5 million of available for sale securities. During the year ended December 31, 2006, the Company did not sell any securities.

Personnel

As of December 31, 2007, the Bank had 117 full-time and 13 part-time employees. The Company does not have any employees other than officers who also are employees of the Bank. A collective bargaining group does not represent the Bank’s or the Company’s employees.

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

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of the bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling bank as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. As of December 31, 2007, the Bank qualified for the well-capitalized category.

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

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See the section captioned “Management’s Discussion and Analysis – Critical Accounting Policies” in the Company’s 2007 Annual Report to Shareholders.

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

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007, the Company’s ratio of total capital to risk-weighted assets was 12.5% and the Bank’s ratio was 11.8%. At December 31, 2006 the Company’s ratio of Tier 1 Capital to risk-weighted assets was 11.2% and the Bank’s ratio was 10.8%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, the Company’s leverage ratio was 9.4% and the Bank’s ratio was 8.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2007, the Bank could pay cash dividends without prior regulatory approval.

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

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. The interest rate spread declined from 4.51% at December 31, 2006 to 3.96% at December 31, 2007, resulting in a decline in net interest income of $811,000.

We anticipate that interest rate decreases by the Federal Reserve Bank in the first quarter of 2008 will have a negative affect on our net interest income over the short term until the interest rates paid on our liabilities reset. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2007, approximately 90% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2007, approximately 90% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our non-performing assets had increased significantly to $22 million, or 7%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. We have an employee dedicated to credit risk management to evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future as part of our general growth strategy. In January 2008 the expansion of the Eagles Landing branch to include offices for the senior management team was completed. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

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

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. According to the FDIC, as of June 30, 2007, 13 banks serve Clayton County with a total of 38 branches, 16 banks serve Fayette County with a total of 45 branches, and 21 banks serve Henry County with a total of 56 branches.

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

The net book value of the building and equipment as of December 31, 2007, was $1,145,000 and $196,000, respectively.

The Bank obtains rental income through the leasing of space in its main building and its Towne Center office (described below). During the fiscal years ended December 31, 2007 and December 31, 2006, such rental income was $18,000 and $41,000, respectively. Beginning in May 2007, the Bank no longer leases space at the Towne Center office; instead, the space has been renovated to house the mortgage origination department and Fayette County lending personnel.

Service Center.

The Bank’s Service Center is located at 242 East Stockbridge Road, Jonesboro, Georgia 30236. The center is located in a facility leased by the Bank. The net book value of the leasehold improvements and equipment at December 31, 2007, was $152,000 and $339,000, respectively.

Fayetteville Office.

The Bank’s Fayetteville office is located at 440 North Jeff Davis Drive, Fayetteville, Georgia 30214.

This property is owned by the Bank. The net book value of the land, building, and equipment at 440 North Jeff Davis Drive location as of December 31, 2007, was $267,000, $835,000, and $122,000, respectively.

Forest Park Office.

The Bank’s Forest Park office is located at 822 Main Street (formally 4895 Evans Drive), Forest Park, Georgia 30298.

This property is owned by the Bank. The net book value of the land, building, and equipment at 822 Main Street as of December 31, 2007, was $79,000, $556,000, and $119,000, respectively.

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

The McDonough office property is owned by the Bank. The net book value of the land, building, and equipment at 203 Keys Ferry Street as of December 31, 2007, was $335,000, $729,000, and $89,000, respectively.

Towne Center Office

The Bank’s Towne Center office is located at 855 Glenn Street South in Fayetteville, Georgia 30214.

This property is owned by the Bank. The net book value of the land, building and equipment on December 31, 2007 was $527,000, $633,000, and $104,000, respectively.

Heritage Plaza Office

The Bank’s Heritage Plaza office is located at 860 Highway 20/81 West in McDonough, Georgia 30253. The office is located in a building leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2007 was $126,000, and $91,000, respectively.

Eagles Landing Office

At December 31, 2007, the Bank’s Eagles Landing office was located at 1040 Eagles Landing Parkway, Suite 100, Pinnacle 200 Building in Stockbridge, Georgia. This office was located in space leased by the Bank.

The net book value of the leasehold improvements and equipment on December 31, 2007 was $91,000, and $42,000, respectively. Leasehold improvements of $84,000 were expensed in December 2007 due to the relocation of the branch in January 2008 to a new leased facility also in the Eagles Landing area of Henry County. The new facility will also house commercial lenders and executive offices.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Stock Market Information” in the Company’s 2007 Annual Report to Shareholders (the “Annual Report”) included as Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

The following table sets forth the Company’s repurchases of its common equity during the fourth quarter of 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2007	18,000	15.05	18,000	121,700
November 1 – November 30, 2007	36,000	16.00	36,000	85,700
December 1 – December 31, 2007	—	—	—	85,700
Total	—	—	—	85,700

(1)	On August 20, 2007, the Company announced the board’s approval of a stock repurchase program pursuant to which the Company will, from time to time through August 2008, repurchase up to 150,000 shares of its outstanding common stock. As of December 31, 2007, the Company repurchased 64,300 shares of its common stock through privately negotiated and open market transactions pursuant to this program. See the section captioned “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) for additional information regarding certain purchases made pursuant to this program.

Item 6.	Selected Financial Data

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this item is required.

Item 7.	Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this item is required.

Item 8.	Financial Statements and Supplementary Data

The following report and statements are included in the financial statement section of the Annual Report and are incorporated herein by reference:

1.	Report of Thigpen, Jones, Seaton & Co. P.C.

2.	CCF Holding Company and Subsidiary

(a)	Consolidated Balance Sheets at December 31, 2007 and December 31, 2006

(b)	Consolidated Statements of Earnings for the years ended December 31, 2007 and 2006

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007 and 2006

(d)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

(f)	Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that CCF Holding Company maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to temporary rules o the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On December 20, 2007, the Compensation Committee of the Board of Directors of the Company increased the annual salary of its named executive officers as follows:

Officer	Salary
David B. Turner	$200,000

Leonard A. Moreland	$227,000

John Westervelt	$148,000

John C. Bowdoin	$133,000

Mary Jo Rogers	$139,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table outlines our securities authorized for issuance under equity compensation plans as of December 31, 2007.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	308,628	$9.90	—
Equity compensation plans not approved by security holders	—	—	—
Total	308,628	$9.90	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) The list of all financial statements is included at Item 8.

(a) (2) The financial statement schedules are either included in the financial statements or are not applicable.

(a) (3) Exhibits are either filed or attached as part of this Annual Report on Form 10-K or incorporated herein by reference.

3.1	Articles of Incorporation of CCF Holding Company (incorporated by reference to exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998)

3.2	Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

3.3	Amended and Restated Bylaws of CCF Holding Company (incorporated by reference to exhibit 3.3 of the Registrant’s Current Report on Form 8-K filed August 21, 2007)

10.1	Management Stock Bonus Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.2	1995 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held January 23, 1996 as filed with the Commission on December 15, 1995)*

10.3	2000 Stock Option Plan (incorporated by reference to the Registrant’s proxy statement for the annual meeting of stockholders held April 26, 2000 as filed with the Commission on March 22, 2000)*

10.4	Supplemental Retirement Plans and related Split Dollar Insurance Plans for executives (incorporated by reference to exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999)*

10.5	Employment Agreement with David B. Turner, dated January 1, 2003 (incorporated by reference to exhibit 10.5(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.6	Employment Agreement with Leonard A. Moreland, dated January 1, 2003 (incorporated by reference to exhibit 10.6(e) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.7	Change in Control Severance Agreement with Dick Florin, dated January 1, 2003 (incorporated by reference to exhibit 10.7(d) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.8	Change in Control Severance Agreement with Jack Bowdoin, dated January 1, 2003 (incorporated by reference to exhibit 10.8(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.9	Change in Control Severance Agreement with John Westervelt, dated January 1, 2003 (incorporated by reference to exhibit 10.9(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.10	Change in Control Severance Agreement with Edith Stevens, dated January 1, 2003 (incorporated by reference to exhibit 10.10(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.11	Change in Control Severance Agreement with Mary Jo Rogers, dated January 1, 2003 (incorporated by reference to exhibit 10.11(c) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.12	Change in Control Severance Agreement with C.T. Segers, dated January 1, 2003 (incorporated by reference to exhibit 10.12(b) of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)*

10.13	Amended and Restated Trust Agreement dated as of March 30, 2004, by and among the Company, as Depositor, Wilmington Trust Company, as Property and Delaware Trustee (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.14	Guarantee Agreement dated as of March 30, 2004, by and between the Company, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference to exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.15	Junior Subordinated Indenture dated as of March 30, 2004, by and between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004)

10.16	Change in Control Severance Agreement with Kathy Zovlonsky, dated August 2, 2004 (incorporated by reference to exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004)*

10.17	Supplemental Executive Retirement Benefits Agreement dated as of January 1, 2006 (incorporated by reference to exhibit 10.17 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2006).

10.18	Endorsement Method Split-Dollar Agreement, dated as of January 1, 2006 (incorporated by reference to exhibit 10.18 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2006).

10.19	CCF Holding Company 2007 Stock Incentive Plan (incorporated by reference to exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2007).

10.20	Employment Agreement dated October 17, 2007 between Heritage Bank and Leonard Moreland (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 22, 2007)

10.21	Employment Agreement dated October 17, 2007 between Heritage Bank and David B. Turner (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 22, 2007)

10.22	Form of Change in Control Severance Agreement dated October 17, 2007 between Heritage Bank and each of John C. Bowdoin, Mary Jo Rogers and John L. Westervelt (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 22, 2007)

10.23	Form of First Amendment to Supplemental Executive Retirement Benefits Agreement, effective as of January 1, 2008 (incorporated by reference to exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on January 23, 2008)

13	Annual Report to Shareholders for the fiscal year ended December 31, 2007 (only those portions incorporated by reference in this document are deemed filed)

14	Code of Business Conduct and Ethics (incorporated by reference to exhibit 14 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

21	Subsidiaries of the Registrant

23.1	Consent of Thigpen, Jones, Seaton & Co. P.C.

24	Power of Attorney (see signature page herein)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibits are management contracts or compensatory plans or arrangements required to be filed or incorporated by reference herein.

Exhibits to this Annual Report on Form 10-K are attached or incorporated by reference as stated above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CCF HOLDING COMPANY

Dated: March 28, 2008	By:	/s/ David B. Turner
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

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