Form 10-Q
period 2008-03-31
CCF HOLDING CO
filed 2008-05-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

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

(770) 478-8881

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 11, 2008, 3,612,025 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,922,044	6,771,957
Interest-bearing deposits in other financial institutions	2,928,344	877,457
Federal funds sold	10,843,000	—

Cash and cash equivalents	24,693,388	7,649,414

Investment securities available-for-sale	72,272,086	71,894,670
Federal Home Loan Bank stock, at cost	984,800	1,216,000
Loans, net	305,172,402	316,892,969
Premises and equipment, net	7,721,977	7,383,551
Accrued interest receivable	2,125,730	2,554,514
Cash surrender value of life insurance	5,846,656	5,763,825
Other assets owned	8,273,180	4,998,394
Other assets	5,118,292	4,427,500

Total assets	$432,208,511	422,780,837

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$36,276,452	34,962,318
Interest-bearing demand deposits	155,168,811	186,701,077
Savings accounts	5,020,733	4,388,618
Time deposits less than $100,000	119,678,690	80,088,123
Time deposits greater than $100,000	42,134,778	40,243,246

Total deposits	358,279,464	346,383,382

Securities sold under agreement to repurchase	23,954,497	19,876,316
Federal Home Loan Bank advances	5,000,000	10,000,000
Federal funds purchased	—	2,132,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	3,748,677	3,520,723

Total liabilities	399,747,638	390,677,421

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 3,612,025 issued and outstanding in 2008; 3,591,473 shares issued and outstanding in 2007.	361,203	359,147
Additional paid-in capital	9,054,961	8,935,296
Retained earnings	21,512,631	22,198,567
Accumulated other comprehensive gain	1,532,078	610,406

Total shareholders’ equity	32,460,873	32,103,416

Total liabilities & shareholder’s equity	$432,208,511	422,780,837

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income:
Interest and fees on loans	$5,660,254	7,596,312
Interest-bearing deposits in other financial institutions and federal funds sold	66,973	162,615
Interest and dividends on taxable investment securities	822,007	524,631
Interest on nontaxable investment securities	46,267	46,014

Total interest and dividend income	6,595,501	8,329,572

Interest expense:
Deposit accounts	2,521,774	3,238,242
Other borrowings	424,573	440,642

Total interest expense	2,946,347	3,678,884

Net interest income	3,649,154	4,650,688

Provision for loan losses	850,000	140,000

Net interest income after provision for loan losses	2,799,154	4,510,688

Other income:
Service charges on deposit accounts	387,710	347,470
Gain on sale of securities available-for-sale	27,934	—
Gain on sale of loans	6,546	50,674
Other	256,255	224,449

Total other income	678,445	622,593

Other expenses:
Salaries and employee benefits	1,954,705	1,984,904
Occupancy	675,221	523,911
Loss on sale of real estate owned	8,662	—
Other	1,642,395	698,544

Total other expenses	4,280,983	3,207,359

Earnings before income taxes	(803,384)	1,925,922

Income tax (benefit) expense	(298,050)	656,700

Net (loss) earnings	$(505,334)	1,269,222

Basic (loss) earnings per share	$(0.14)	0.35

Diluted (loss) earnings per share	$(0.14)	0.33

See accompanying notes to unaudited consolidated financial statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(505,334)	1,269,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	850,000	140,000
Depreciation, amortization, and accretion, net	163,466	188,367
Net gain on sale of loans	(6,546)	(50,674)
Net gain on sale of securities available-for-sale	(27,934)	—
Increase in cash surrender value of life insurance	(82,831)	(79,972)
Change in:
Accrued interest receivable and other assets	(252,008)	(917,744)
Accrued interest payable and other liabilities	720,694	636,176

Net cash provided by operating activities	859,507	1,185,375

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	18,246,515	3,236,668
Proceeds from sale of investment securities available-for-sale	443,355	—
Purchases of investment securities available-for-sale	(18,431,673)	(11,998,458)
Purchase of Federal Home Loan Bank stock	(562,500)	(38,500)
Federal Home Loan Bank Stock Redemption	793,700	—
Proceeds from sales of real estate owned	804,489	—
Net decrease (increase) in loans	6,028,302	(1,275,399)
Proceeds from sale of loans	759,536	262,707
Purchases of premises and equipment	(502,094)	(67,394)

Net cash provided by (used in) investing activities	7,579,630	(9,880,376)

Cash flows from financing activities:
Net increase in deposits	11,896,082	8,451,476
Net increase in securities sold under agreements to repurchase	4,078,181	5,980,831
Repayments of Federal Home Loan Bank borrowings	(5,000,000)	—
Repayments of Federal Funds purchased	(2,132,000)
Dividends paid	(359,147)	(290,648)
Proceeds from exercise of stock options	121,721	135,062

Net cash provided by financing activities	8,604,837	14,276,721

Increase in cash and cash equivalents	17,043,974	5,581,720

Cash and cash equivalents at beginning of period	$7,649,414	24,488,519

Cash and cash equivalents at end of period	$24,693,388	30,070,239

Supplemental disclosure of cash flow information:
Interest paid	$2,790,721	3,579,672

Income taxes paid	$155,000	139,000

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three-month periods ended March 31, 2008 and 2007 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.

2.	Accounting Policies

Reference is made to the accounting policies of CCF Holding Company (the “Company”) described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

3.	Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation used in the current period unaudited consolidated financial statements.

4.	Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share” for each period is presented as follows:

For the three-months ended March 31, 2008

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$(505,334)	3,594,015	$(0.14)
Effect of dilutive common stock issuances:
Stock options	—	—	—

Diluted earnings per share	$(505,334)	3,594,015	$(0.14)

For the three-months ended March 31, 2007

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,269,222	3,638,114	$0.35
Effect of dilutive common stock issuances:
Stock options	—	165,640	(0.02)

Diluted earnings per share	$1,269,222	3,803,754	$0.33

5.	Dividends Payable

On March 19, 2008, the Company declared a $0.05 dividend per share to shareholders of record on April 7, 2008, with a payment date of April 21, 2008.

6.	Loans

During the quarter ended March 31, 2008, nonperforming assets increased $4.6 million over the quarter ended December 31, 2007. Specific allocations in the loan loss reserve increased approximately $1 million, to $2.6 million, during the quarter ending March 31, 2008. The activity in the reserve is as follows:

Balance at beginning of period, December 31, 2007	$4,081,029
Provision for loan losses	850,000
Loan charge-offs	(1,195,205)
Loan recoveries	45,103
Balance at end of period, March 31, 2008	$3,780,927

7.	Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Effective January 1, 2008, the Company early adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). In September 2006, the Financial Accounting Standards Board issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Derivative Assets and Liabilities

Substantially all derivative instruments held or issued by the Company for risk management are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the Company measures fair value using market data estimates received from the counterparty. The Company classifies derivatives instruments held or issued for risk management or customer-initiated activities as Level 2.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

(in millions)
March 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$72.3	—	$72.3	—
Derivative assets	1.4	—	1.4	—

Total assets at fair value	$73.7	$—	$73.7	$—

Derivative liabilities	$—	$—	$—	$—

Total liabilities at fair value	$—	$—	$—	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in millions)
March 31, 2008	Total	Level 1	Level 2	Level 3
Non-performing loans	$9.9	$—	$—	$9.9
Other Real Estate Owned	8.3	—	—	8.3

Total assets at fair value	$18.2	$—	$—	$18.2

Total liabilities at fair value	$—	$—	$—	$—

8.	Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (including this report on Form 10-Q), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Assets – The Company’s total assets increased $9.4 million, or 2.2%, between December 31, 2007, and March 31, 2008. Net loans receivable decreased $11.7 million, or 3.7%, to $305.2 million at March 31, 2008, from $316.9 million at December 31, 2007. The Company’s loan production for the quarter ending March 31, 2008 totaled $15.9 million with $11.2 million in commercial loans, $2.8 million in constructions loans and $1.9 million in consumer loans. However, due to repayments and reclassification of loans to real estate owned, net loans outstanding declined. Commercial loans increased $1.3 million and consumer loans increased $156,000 during the period. This growth was offset by net reductions in construction, acquisition and development and lot loans of $11.4 million, commercial real estate loans of $1.8 million, and 1-4 family first mortgage loans of $289,000. Draws for construction loans decreased from $8.6 million during the first quarter of 2007 to $2.4 million during the first quarter of 2008. In general, the economic activity, primarily in the housing sector, has been stagnant or has declined during the first quarter of 2008.

Cash and cash equivalents increased $17.0 million during the quarter, primarily in federal funds sold. The increase was the result of a plan to increase deposit account balances and increase liquidity on the balance sheet of Heritage Bank (the “Bank”).

Investment securities totaled $72.3 million, which were relatively flat, with an increase of $377,000, or 0.52%, over a balance of $71.9 million at December 31, 2007

Premises and equipment increased $338,000 due to purchases of furniture, fixtures and equipment during the quarter totaling $502,000, partially offset by the depreciation of assets totaling $164,000. The purchases were primarily related to the move of the executive group, retail branch and lending group to the new leased facility at Eagles Landing in Stockbridge, Georgia.

Other assets owned increased $3.3 million in the three month period ending March 31, 2008, from $5.0 million at December 31, 2007 to $8.3 million at March 31, 2008. Current holdings are detailed below in the discussion of operating results.

Liabilities – Total deposits during the three months ended March 31, 2008 increased to $358.3 million, an increase of $11.9 million, or 3.45%, from $346.4 million at December 31, 2007. Transaction accounts (which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts) decreased $30.3 million, or 13.63%, to $191.4 million, from $221.7 million at December 31, 2007. Time deposits increased $41.5 million, or 34.47% during the three-month period from $120.3 million at December 31, 2007, to $161.8 million at March 31, 2008. As rates continue to decline, the Company has noted that depositors are returning to fixed rate time accounts.

Repurchase accounts, used by small businesses as a cash management tool, increased during the twelve-month period by $11.8 million from $12.8 million average balance at March 31, 2007, to $24.6 million average at March 31, 2008. During the three-month period ended March 31, 2008, average repurchase account balances increased by $1.4 million, or 6.03%, over the December 31, 2007 average balance of $23.2 million. These accounts required pledges from the investments portfolio, which, when combined with an increase in public fund account balances, has resulted in the Bank’s purchase of additional bonds of approximately $17.2 million for use as collateral during the twelve month period.

Shareholders’ Equity – Shareholders’ equity increased $357,000, from $32.1 million at December 31, 2007, to $32.5 million at March 31, 2008. This increase was the result of the change in fair value of available-for-sale investment securities portfolio and the change in the fair value of the cash flow hedge which combined totaled $922,000, and cash received for the exercise of stock options of approximately $122,000. These increases were partially offset by the net loss of $505,000 in the first quarter of 2008 and the declaration of a $0.05 per share dividend totaling $181,000. The ratio of shareholders’ equity as a percentage of total assets was 7.51% at March 31, 2008 and 7.59% at December 31, 2007. Book value per share increased from $8.94 at December 31, 2007, to $8.99 at March 31, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

Operating Results – The Company had a net loss of $505,000 for the three-month period ended March 31, 2008, compared to net earnings of $1.3 million in the same three-month period in 2007. This represents a decrease in earnings of $1.8 million. During the first quarter of 2008, the Bank incurred a pre-tax loss of $923,000 as the result of a deposit account fraud. Net of the fraud loss, earnings for the Company would have been approximately break-even. In addition to the deposit fraud loss, during the first quarter of 2008 (as compared to the first quarter of 2007) the Bank increased the provision for loan losses $710,000, had non-performing assets increase $22.6 million, and incurred $96,000 more in expenses related to other real estate.

Net Interest Income – Net interest income for the three-month period ended March 31, 2008, decreased $1.0 million, from $4.6 million in 2007, to $3.6 million. Interest income decreased $1.7 million for the period, from $8.3 million at March 31, 2007, to $6.6 million at March 31, 2008. This decrease is due to the decrease in loans outstanding from $338.1 million at March 31, 2007, to $309.3 million at March 31, 2008 combined with the 225 basis point decline in the prime rate for the same twelve-month period and the increase of $22.6 million in non-performing assets. The yield on earning assets declined during the twelve-month period by 160 basis points, from 8.42% at March 31, 2007, to 6.82% at March 31, 2008. By comparison, the cost of funding decreased by 89 basis points during the same 12 month period.

Interest expense decreased $733,000 from $3.7 million in the period ending March 31, 2007, to $2.9 million for the three-month period ended March 31, 2008. The decrease is due to the repricing at lower rates of deposit accounts as the Federal Reserve Bank lowered interest rates 225 basis points during the twelve-month period. The majority of the Bank’s certificates of deposit have maturities of twelve-months, indicating that the majority of the time deposits will re-price over the twelve months following the last federal funds increase. The repricing of fixed rate time deposits lags the repricing of floating rate assets causing a negative impact on the margin as well. The average rate paid for deposits decreased from 3.67% for the period ending March 31, 2007, to 2.78% for the period ending March 31, 2008.

During the first quarter, the Company’s margin declined 98 basis points from 4.69% at the quarter ended March 31, 2007, to 3.71% at the quarter ended March 31, 2008. As noted earlier, the decline in the net interest margin is primarily due to the reduction in interest income as non-performing loans increased and outstanding loans declined. During the increasing rate cycle through 2006, the rates paid on deposit accounts did not increase at the same pace as interest charged on loan accounts. As a result, the rate of interest paid on some deposit accounts cannot be adjusted downward to match the decline in prime rate experienced in the first quarter of 2008.

Provision for Loan Losses – The Bank’s provision for loan losses for the three-month period ended March 31, 2008, was $850,000 as compared to a provision of $140,000 for the period ended March 31, 2007. The loan loss reserve balance at March 31, 2008, was $3.8 million, or 1.22% of loans outstanding. For the period ending March 31, 2007, the loan loss reserve was $4.1 million, or 1.22% of loans outstanding. Based on the Bank’s internal calculation the allowance for loan losses is considered adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

During the quarter ended March 31, 2008, nonperforming assets increased $4.6 million over the quarter ended December 31, 2007. Nonperforming assets at March 31, 2008 were comprised of $8.3 million in other real estate and $18.7 million in non-accrual loans.

Other real estate totaling $8.3 million includes:

•	$1.8 million secured by 22.5 acres of commercial property in Fulton County, Georgia;

•	$5.1 million secured by 33 completed new construction single family detached homes located in Fayette County, Henry County, Coweta County, Clayton County, Rockdale County and Spalding County, Georgia;

•	$200,000 secured by rental properties located in Spalding County, Georgia; and

•	$1.2 million in residential lots located in Henry County, Fayette County, Coweta County, Dekalb County and Clayton County Georgia.

Non-accrual loans totaling $18.7 million, or 6.1% of total loans, include:

•	$6.7 million in loans secured by new construction single family detached homes in various stages of completion;

•	$6.6 million in loans secured by developed vacant lots;

•	$3.2 million of commercial loans, primarily secured by commercial real estate located in Henry County, Clayton County and Fayette County, Georgia;

•	$860,000 secured by land located in Coweta County and Newton County, Georgia;

•	$1.3 million secured by developed property in Cobb County and Bibb County, Georgia; and $86,000 in consumer loans secured by personal property.

Other Income – Other income was $678,000 for the period ending March 31, 2008, which exceeded other income of $623,000 for the same period in 2007 by $55,000, or 8.97%. Of the increase, service charges accounted for $40,000.

Other Expenses – Other expenses totaling $4.3 million for the period ended March 31, 2008 increased a net of $1.1 million. Net of the deposit account fraud noted earlier, other expenses would have been $3.5 million as compared to $3.2 million for the three-month period ended March 31, 2007, an increase of $300,000 or 9.4%. Salaries and employee benefits declined $30,000 for the three-month period ended March 31, 2008, to $1.95 million, as compared to $1.98 million during the same three-month period in 2007. Annual salary increases were offset by a reduction in the accrual for bonuses of $157,000. Occupancy expenses increased $151,000, or 28.88%, from $524,000 at March 31, 2007, to $675,000 at March 31, 2008. This increase is due to the rent expense for the new leased facility at Eagles Landing. Miscellaneous other expenses, net of the deposit fraud, increased $130,000, or 18.61%, from March 31, 2007 to March 31, 2008. Included in miscellaneous other expenses is real estate owned expenses, which increased $96,000 and the Federal Deposit Insurance Corporation (“FDIC”) charges for the insurance fund, which increased $61,000 over first quarter 2007 as the assessments were raised to increase the fund’s balance nationally.

Liquidity – The Bank’s short-term liquidity was 11.8% as of March 31, 2008. The Bank is required to maintain minimum levels of liquid assets as defined by the Georgia Department of Banking and Finance and FDIC regulations. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $56.6 million at March 31, 2008, with $5.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios – Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of March 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

As of March 31, 2008, total risk based capital ratios were 11.36% for the Bank and 11.94% for the consolidated company. The ratio of Tier 1 capital to risk weighted assets was 10.30% for the Bank and 10.68% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.58% for the Bank and 9.08% for the consolidated company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this item is required.

Item 4.	Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal quarter ended March 31, 2008 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1. Description of Business” under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, through January 31, 2008	—	—	—	—
February 1 through February 29, 2008	—	—	—	—
March 1 through March 31, 2008	—	—	—	—
Total	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: May 14, 2008	BY:	/s/ David B. Turner
David B. Turner
President and Chief Executive Officer

Date: May 14, 2008	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and Chief Financial Officer