Form 10-Q
period 2008-06-30
CCF HOLDING CO
filed 2008-08-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 14, 2008, 3,603,098 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,738,881	6,771,957
Interest-bearing deposits in other financial institutions	5,146,557	877,457
Federal funds sold	8,401,000	—

Cash and cash equivalents	20,286,438	7,649,414

Investment securities available-for-sale	69,263,455	71,894,670
Certificates of deposit in other financial institutions	19,000,000	—
Federal Home Loan Bank stock, at cost	984,800	1,216,000
Loans, net	307,701,977	316,892,969
Premises and equipment, net	7,665,822	7,383,551
Accrued interest receivable	2,021,956	2,554,514
Cash surrender value of life insurance	5,929,487	5,763,825
Other assets owned	7,583,272	4,998,394
Other assets	3,924,338	4,427,500

Total assets	$444,361,545	422,780,837

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$37,067,928	34,962,318
Interest-bearing demand deposits	140,826,626	186,701,077
Savings accounts	5,210,733	4,388,618
Time deposits less than $100,000	143,027,551	80,088,123
Time deposits greater than $100,000	46,201,105	40,243,246

Total deposits	372,333,943	346,383,382

Securities sold under agreement to repurchase	21,434,206	19,876,316
Federal Home Loan Bank advances	5,000,000	10,000,000
Federal funds purchased	—	2,132,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	5,631,111	3,520,723

Total liabilities	413,164,260	390,677,421

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 4,000,000 shares authorized; 3,603,098 issued and outstanding in 2008; 3,591,473 shares issued and outstanding in 2007.	360,310	359,147
Additional paid-in capital	9,050,176	8,935,296
Retained earnings	21,948,842	22,198,567
Accumulated other comprehensive (loss) gain	(162,043)	610,406

Total shareholders’ equity	31,197,285	32,103,416

Total liabilities & shareholder’s equity	$444,361,545	422,780,837

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$5,032,197	7,523,405	10,692,452	15,119,718
Interest-bearing deposits in other financial institutions and federal funds sold	220,503	166,908	287,476	329,523
Interest and dividends on taxable investment securities	826,524	666,151	1,648,531	1,190,781
Interest on nontaxable investment securities	42,925	46,006	89,192	92,020

Total interest and dividend income	6,122,149	8,402,470	12,717,651	16,732,042

Interest expense:
Deposit accounts	2,493,617	3,268,958	5,015,391	6,507,200
Other borrowings	225,156	520,526	649,729	961,168

Total interest expense	2,718,773	3,789,484	5,665,120	7,468,368

Net interest income	3,403,376	4,612,986	7,052,531	9,263,674

Provision for loan losses	1,250,000	150,000	2,100,000	290,000

Net interest income after provision for loan losses	2,153,376	4,462,986	4,952,531	8,973,674

Other income:
Service charges on deposit accounts	402,211	372,346	789,920	719,816
Gain on sale of securities available-for-sale	58,345	—	86,279	—
Other	1,344,132	237,283	1,606,934	512,407

Total other income	1,804,688	609,629	2,483,133	1,232,223

Other expenses:
Salaries and employee benefits	1,853,166	2,020,544	3,807,871	4,005,448
Occupancy	665,266	511,227	1,340,488	1,035,138
(Gain) loss on sale of real estate owned	(9,393)	—	730	—
Real estate owned expenses	74,558	35,055	189,172	53,621
FDIC Insurance Premiums	70,819	10,989	141,894	21,615
Other	642,712	893,987	2,097,958	1,563,340

Total other expenses	3,297,128	3,471,802	7,578,113	6,679,162

Earnings before income taxes	660,936	1,600,813	(142,449)	3,526,735

Income tax expense(benefit)	224,725	557,082	(73,325)	1,213,782

Net earnings(loss)	$436,211	1,043,731	(69,124)	2,312,953

Basic earnings(loss) per share	$0.12	0.29	(0.02)	0.63

Diluted earnings(loss) per share	$0.12	0.27	(0.02)	0.61

See accompanying notes to unaudited consolidated financial statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six-months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(69,124)	2,312,953
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,100,000	290,000
Depreciation, amortization, and accretion, net	352,132	368,636
Net gain on sale of loans	(6,546)	(50,674)
Net gain on sale of securities available-for-sale	(86,279)	—
Increase in cash surrender value of life insurance	(165,662)	(158,238)
Change in:
Accrued interest receivable and other assets	1,037,279	(659,330)
Accrued interest payable and other liabilities	2,292,947	165,014

Net cash provided by operating activities	5,454,747	2,268,361

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	22,530,273	6,550,800
Proceeds from sale of investment securities available-for-sale	2,075,230	—
Purchases of investment securities available-for-sale	(22,498,689)	(24,985,722)
Purchases of certificates of deposit at other financial institutions	(19,000,000)	—
Purchase of Federal Home Loan Bank stock	(562,500)	(38,500)
Federal Home Loan Bank Stock Redemption	793,700	—
Proceeds from sales of real estate owned	3,220,058	692,492
Net decrease (increase) in loans	269,405	(833,869)
Proceeds from sale of loans	1,013,197	954,305
Proceeds from sales of premises and equipment	92,000	—
Purchases of premises and equipment	(703,143)	(351,852)

Net cash provided by (used in) investing activities	(12,770,469)	(18,012,346)

Cash flows from financing activities:
Net change in deposits	25,950,561	(1,467,854)
Net change in securities sold under agreements to repurchase	1,557,890	11,332,385
Repayments of Federal Home Loan Bank borrowings	(5,000,000)	—
Repayments of Federal Funds purchased	(2,132,000)	—
Dividends paid	(539,748)	(601,138)
Retirement of common stock	(5,678)	(5,019)
Proceeds from exercise of stock options	121,721	380,853

Net cash provided by financing activities	19,952,746	9,639,227

Increase in cash and cash equivalents	12,637,024	(6,104,758)

Cash and cash equivalents at beginning of period	$7,649,414	24,488,519

Cash and cash equivalents at end of period	$20,286,438	18,383,761

Supplemental disclosure of cash flow information:
Interest paid	$4,539,862	7,432,745

Income taxes paid	$155,000	1,644,000

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three and six-month periods ended June 30, 2008 and 2007 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results for the entire year ended December 31, 2008.

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

4.	Earnings (loss) per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings (loss) per share” and “diluted earnings (loss) per share” for each period is presented as follows:

For the three-months ended June 30, 2008

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$436,211	3,611,927	$0.12
Effect of dilutive common stock:
Stock options		18,463	—

Diluted earnings per share	$436,211	3,630,390	$0.12

For the three-months ended June 30, 2007
	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,043,731	3,653,539	$0.29
Effect of dilutive common stock:
Stock options		157,805	$(0.02)

Diluted earnings per share	$1,043,731	3,811,344	$0.27

For the six-months ended June 30, 2008

	Earnings	Common Shares	Per Share Amount
Basic (loss) earnings per share	$(69,124)	3,602,971	$(0.02)
Effect of dilutive common stock:
Stock options	—	31,231	—

Diluted (loss) earnings per share	$(69,124)	3,634,202	$(0.02)

For the six-months ended June 30, 2007
	Earnings	Common Shares	Per Share Amount
Basic earnings per share	$2,312,953	3,645,869	$0.63
Effect of dilutive common stock:
Stock options	—	161,723	$(0.02)

Diluted earnings per share	$2,312,953	3,807,592	$0.61

5.	Dividends Payable

As reported in the Company’s Current Report on Form 8-K filed on July 7, 2008, the Company has suspended dividend payments at this time.

6.	Loans

During the quarter ended June 30, 2008, nonperforming loans increased $318,000 over the quarter ended March 31, 2008. Specific allocations in the loan loss reserve increased approximately $812,600 to $3.4 million, during the quarter ended June 30, 2008. The activity in the reserve is as follows:

For the three month period ended June 30, 2008:

Balance at beginning of period, March 31, 2008	$3,780,927
Provision for loan losses	1,250,000
Loan charge-offs	(152,724)
Loan recoveries	116,139

Balance at end of period, June 30, 2008	$4,994,342

For the six month period ended June 30, 2008:

Balance at beginning of period, December 31, 2007	$4,081,029
Provision for loan losses	2,100,000
Loan charge-offs	(1,347,929)
Loan recoveries	161,242

Balance at end of period, June 30, 2008	$4,994,342

7.	Fair Value

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

(in millions) June 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$69.3	—	$69.3	—
Derivative assets	—	—	—	—

Total assets at fair value	$69.3	$—	$69.3	$—

Derivative liabilities	$—	$—	$—	$—

Total liabilities at fair value	$—	$—	$—	$—

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

(in millions) June 30, 2008	Total	Level 1	Level 2	Level 3
Non-performing loans	$19.1	$—	$19.1	$—
Other Real Estate Owned	7.6	—	7.6	—

Total assets at fair value	$26.7	$—	$26.7	$—

Total liabilities at fair value	$—	$—	$—	$—

8.	Recent Accounting Pronouncements

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

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Assets - The Company’s total assets increased $21.6 million, or 5.1%, between December 31, 2007, and June 30, 2008. Loans receivable, net of deferred fees, decreased $8.3 million, or 2.5%, to $312.7 million at June 30, 2008, from $321.0 million at December 31, 2007. The Company’s loan production for the quarter ended June 30, 2008 totaled $11.8 million with $9.9 million in commercial loans, $938,000 in constructions loans and $919,000 in consumer loans. For the six-month period ended June 30, 2008, loan production totaled $27.6 million, with $21.1 million in commercial loans, $3.7 million in construction loans and $2.8 million in consumer loans. This production did not fully offset repayments and reclassification of loans to real estate owned ($5.8 million) resulting in a net decline in outstanding balances. Commercial loans, including commercial real estate loans, increased $8.7 million however, this growth was offset by net reductions in construction, acquisition and development and lot loans ($16.6 million), 1-4 family first mortgage loans ($90,000), and consumer loans ($379,000). Draws for construction loans decreased from $15.2 million during the first six-months of 2007 to $3.6 million during the first six-months of 2008. In general, economic activity has declined in 2008.

Cash and cash equivalents decreased $4.4 million during the quarter, primarily in cash and due from banks. For the six-month period, cash and cash equivalents increased $12.6 million, which include increases of $8.4 million in federal funds sold and $4.2 million in interest-bearing deposits.

Certificates of deposits held in other financial institutions increased for the quarter and six-month period by $19.0 million. This increase was the result of a planned increase in deposit account balances to increase liquidity on the balance sheet of Heritage Bank (the “Bank”).

Investment securities totaled $69.3 million, a decrease of $2.6 million, or 3.7%, over a balance of $71.9 million at December 31, 2007. Several matured and called bonds were not replaced during the six-month period.

Premises and equipment increased a net of $282,000 during the six-month period. Purchases of furniture, fixtures and equipment during the six-months totaled $703,000, partially offset by the depreciation of assets totaling $337,000 and the sale of leasehold improvements at the former Eagles Landing branch location. The purchases were primarily related to the move of the executive group, retail branch and lending group to the new leased facility at Eagles Landing in Stockbridge, Georgia.

Other assets owned increased $2.6 million in the six-month period ended June 30, 2008, from $5.0 million at December 31, 2007 to $7.6 million at June 30, 2008. In the three-month period ended June 30, 2008, other assets owned declined $690,000. During the six-month period, sales of other real estate have totaled $3.2 million. Current holdings are detailed below in the discussion of operating results.

Liabilities - Total deposits increased during the three months ended June 30, 2008 to $372.3 million, an increase of $14.0 million, or 3.92%, from $358.3 million at March 31, 2008. Transaction accounts (which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts) decreased $13.5 million, or 7.08%, to $177.9 million, from $191.4 million at March 31, 2008. Time deposits increased $27.4 million, or 16.94% during the three-month period from $161.8 million at March 31, 2008, to $189.2 million at June 30, 2008. For the six-month period ended June 30, 2008, time deposits increased $68.9 million, or 57.26%. Locally generated certificates of deposit account for $19.0 million of the increase in time accounts for the six-month period.

In furtherance of the Bank’s strategy to increase liquidity on the balance sheet, during the six-month period the Bank purchased a total of $49.0 million in brokered deposits and deposits generated through an online service. These deposits have maturities of twelve and fifteen months and represent 13.15% of total deposits. Additionally, as rates continue to decline, the Company has noted that depositors are returning to fixed rate time accounts.

Repurchase accounts, used by small businesses as a cash management tool, increased $1.5 million, or 7.84%, during the six-month period ended June 30, 2008 with balances of $21.4 million at June 30, 2008 as compared to $19.9 million at December 31, 2007.

Shareholders’ Equity - Shareholders’ equity decreased $906,000, from $32.1 million at December 31, 2007, to $31.2 million at June 30, 2008. This decrease was the result of the change in fair value of available-for-sale investment securities portfolio and the change in the fair value of the cash flow hedge, which when combined totaled $722,000. Further, retained earnings, which declined $250,000 during the six-month period, were affected by the Company’s net loss of $69,000 and cash dividends of $181,000 paid to shareholders in March 31, 2008. The decline in retained earnings and accumulated other comprehensive income were partially offset by cash received for the exercise of stock options of approximately $122,000. The ratio of shareholders’ equity as a percentage of total assets was 7.02% at June 30, 2008 and 7.59% at December 31, 2007. Book value per share decreased from $8.94 at December 31, 2007, to $8.66 at June 30, 2008.

Comparison of Operating Results for the Three and Six-Months Ended June 30, 2008 and June 30, 2007

Operating Results - The Company had net income of $436,000 for the three-month period ended June 30, 2008, compared to net earnings of $1.0 million in the same three-month period in 2007. For the six-month period the Company had a net loss of $69,000, as compared to earnings of $2.3 million for the period ended June 30, 2007. For the six-month period this represents a decrease in earnings of $2.4 million.

The reduction in earnings year over year is primarily the result of the decrease in the federal funds rate by 325 basis points, and corresponding decrease in prime rate. The decline in earnings was further compounded by an increase in non-performing loans, expenses related to other real estate owned, and an increase in the provision for loan losses.

During the quarter ended June 30, 2008, the Company realized a pre-tax gain of approximately $1 million as a result of the sale of a prime floor. The first quarter 2008 pre-tax loss related to the deposit fraud of $923,000 was offset by this gain.

Pretax earnings for the six-month period ended June 30, 2008, exclusive of the two one time items noted above, were impacted by the following:

1)	non-performing loans have increased $1.6 million since December 31, 2007, and the related charges to interest income during 2008 totaled $264,000;

2)	expenses related to other real estate owned totaled $189,000; and

3)	the loan loss reserve provision of $2.1 million during the six-month period, represented an increase of $1.8 million over the six-months ended June 30, 2007.

Net Interest Income - Net interest income for the three-month period ended June 30, 2008, decreased $1.2 million, from $4.6 million in 2007, to $3.4 million. For the six-month period, net interest income declined $2.2 million, or 23.87%, from $9.3 million at June 30, 2007 to $7.1 million at June 30, 2008. Interest income decreased $2.3 million for the twelve-month period from $8.4 million at June 30, 2007, to $6.1 million at June 30, 2008. The net interest margin declined during the second quarter of 2008 to 3.33%, down 38 basis points from 3.71% for the quarter ended March 31, 2008, and down 121 basis points from 4.54% for the quarter ended June 30, 2007.

During the twelve-month period ended June 30, 2008, the yield on earning assets decreased by 225 basis points, from 8.10% at June 30, 2007, to 5.85% at June 30, 2008. For the same twelve-month period, the cost of funding decreased 111 basis points from 3.71% at June 30, 2007, to 2.60% at June 30, 2008. Average loans outstanding declined $25.8 million during the twelve-month period, from $334.5 million at June 30, 2007, to $308.7 million at June 30, 2008. This decrease was a contributing factor in the decline of the margin and net interest income for the twelve-month period.

The decline in the net interest margin for the twelve-month period ended June 30, 2008 was due primarily to the decrease of 325 basis points in the federal funds target rate, compounded by a reduction in interest income as non-performing loans increased and outstanding loan balances declined. During the increasing rate cycle through 2006, the rates paid on deposit accounts did not increase at the same pace as interest charged on loan accounts. As a result, the rate of interest paid on some deposit accounts could not be adjusted downward to match the decline in prime rate experienced during the first six-months of 2008.

Interest expense decreased $1.1 million, or 28.25%, from $3.8 million in the quarter ended June 30, 2007, to $2.7 million for the quarter ended June 30, 2008. For the six-month period ended June 30, 2008, interest expense declined $1.8 million, or 24.15%. The decrease is due to the repricing at lower rates of deposit accounts as the Federal Reserve Bank lowered interest rates 325 basis points during the twelve-month period. The majority of the Bank’s certificates of deposit have maturities of twelve-months, indicating that the majority of the time deposits will re-price over the twelve months following the last federal funds increase. The repricing of fixed rate time deposits lags the repricing of floating rate assets causing a negative impact on the margin as well. The average rate paid for deposits decreased from 3.68% for the period ended June 30, 2007, to 2.57% for the period ended June 30, 2008. Local markets are pressuring for higher rates on time accounts. Future periods could be affected if this pressure requires an upward adjustment in the rates paid to attract and retain these deposit accounts.

Provision for Loan Losses - The Bank’s provision for loan losses for the three-month period ended June 30, 2008, was $1.25 million, as compared to a provision of $150,000 for the period ended June 30, 2007. For the six-month period ended June 30, 2008, the provision was $2.1 million as compared to $290,000 for the six-month period ended June 30, 2007. The loan loss reserve balance at June 30, 2008, was $5.0 million, or 1.60% of loans outstanding. For the period ended June 30, 2007, the loan loss reserve was $4.1 million, or 1.23% of loans outstanding. Specific allocations in the reserve for non-performing loans total $3.4 million at June 30, 2008. Based on the Bank’s internal calculation the allowance for loan losses is considered adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

During the quarter ended June 30, 2008, nonperforming assets decreased $379,000 over the quarter ended March 31, 2008. Nonperforming assets at June 30, 2008 totaling $26.7 million were comprised of $7.6 million in other real estate and $19.1 million in non-accrual loans.

Other real estate totaling $7.6 million includes:

•	$1.8 million secured by 22.5 acres of commercial property in Fulton County, Georgia;

•	$4.3 million secured by 27 completed new construction single family detached homes located in Fayette County, Henry County, Coweta County, Clayton County, DeKalb County and Spalding County, Georgia;

•	$193,000 secured by rental properties located in Spalding County, Georgia; and commercial property in Clayton County, Georgia; and

•	$1.3 million in residential lots located in Henry County, Coweta County, DeKalb County and Clayton County Georgia;

The Bank has in place the program it believes will maximize the value of its real estate owned while continuing to move these properties in a reasonable time period.

Non-accrual loans totaling $19.1 million, or 6.2% of total loans, include:

•	$6.2 million in loans secured by new construction single family detached homes in various stages of completion;

•	$7.0 million in loans secured by developed vacant lots;

•	$3.3 million of commercial loans, primarily secured by commercial real estate located in Henry County, Clayton County, Bibb County and Fayette County, Georgia;

•	$861,000 secured by land located in Coweta County and Newton County Georgia;

•	$1.3 million secured by developed property in Cobb County and Bibb County, Georgia;

•	$170,000 in loans secured by personal property and commercial equipment; and

•

$225,000 of unsecured commercial loans resulting from deficiency balances arranged with borrowers during the workout process. These loans are reserved for in the Bank’s loan loss reserve and are rated accordingly.

Interest has been reversed on all of these loans, with the loss of interest reflected in the current earnings numbers reported. Many of the loans are beyond 90 days delinquent. The Bank is handling these loans through several avenues including pursuing guarantors rather than foreclosure in situations where management believes the guarantors have assets worth pursuing, working with borrowers to liquidate the underlying collateral, and, in some situations, foreclosure.

Other Income – Other income was $1.8 million for the quarter ended June 30, 2008, of this $1.0 million was due to the sale of the prime floor, discussed earlier. During the same quarter, gains on sales of investment securities totaled $58,000. Service charge income increased $30,000 over the same period last year, from $372,000 at June 30, 2007 to $402,000 at June 30, 2008. For the six-month period, service charges increased $70,000 from $720,000 at June 30, 2007 to $790,000 at June 30, 2008.

Other Expenses - Other expenses totaled $3.3 million for the quarter ended June 30, 2008, which is a decrease of $175,000 from the quarter ended March 31, 2008. For the six-month period, net of the deposit account fraud noted earlier, other expenses would have been $6.6 million as compared to $6.7 million for the six-month period ended June 30, 2007. Salaries and employee benefits expenses decreased $167,000 for the quarter ended June 30, 2008, to $1.9 million, as compared to $2.0 million during the same quarter in 2007. For the six-month period, salaries and benefits expenses decreased $198,000. Annual salary increases for the six-month period were offset by a reduction in the accrual for bonuses of $301,000. Occupancy expenses increased $154,000, or 30.13%, from $511,000 at June 30, 2007, to $665,000 at June 30, 2008. For the six-month period ended June 30, 2008, occupancy expenses increased $305,000, or 29.50%. These increases are due to the rent expense for the new leased facility at Eagles Landing. Miscellaneous other expenses, net of the deposit fraud, decreased $161,000, or 17.16%, from $940,000 at June 30, 2007 to $779,000 at June 30, 2008. Included in miscellaneous other expenses is real estate owned expenses, which increased $135,000 for the six- month period and the Federal

Deposit Insurance Corporation (“FDIC”) charges for the insurance fund, which increased $120,000 over the six-months ended June 30, 2007 as the assessments were raised to increase the fund’s balance nationally.

Liquidity - The Bank’s short-term liquidity was 16.0% as of June 30, 2008. The Bank is required to maintain minimum levels of liquid assets as defined by the Georgia Department of Banking and Finance and FDIC regulations. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $56.8 million at June 30, 2008, with $5.0 million drawn. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios – Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of June 30, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since that notification that have changed the Bank’s capital category.

As of June 30, 2008, total risk based capital ratios were 11.69% for the Bank and 12.49% for the consolidated company. The ratio of Tier 1 capital to risk weighted assets was 10.44% for the Bank and 11.05% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.29% for the Bank and 9.00% for the consolidated company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this item is required.

Item 4.	Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal quarter ended June 30, 2008 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the second quarter of 2008:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, through April 30, 2008	—		—	—	—
May 1 through May 31, 2008	—		—	—	—
June 1 through June 30, 2008	5,560	(1)	4.24	—	—
Total	5,560		4.24	—	—

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

The Company held its Annual Meeting of Shareholders on May 22, 2008. Following is a description the matter voted on at the Annual Meeting and the results of the voting:

Proposal: Election of Directors to serve a three-year term expiring at the 2011 Annual Meeting of Shareholders :

	Charles S. Tucker	David B. Turner
Shares voted in favor	3,013,677	3,102,236
Votes withheld	438,394	349,835
Shares abstained	—	—
Broker non-votes	—	—

The terms of John T. Mitchell, Edwin S. Kemp, Jr. and Stephen E. Boswell will expire in 2009. The terms of Roy V. Hall, John B. Lee, Jr. and Leonard A. Moreland will expire in 2010.

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

CCF HOLDING COMPANY

Date: August 14, 2008	BY:	/s/ David B. Turner
David B. Turner
President and Chief Executive Officer

Date: August 14, 2008	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and Chief Financial Officer