Form 10-Q
period 2008-09-30
CCF HOLDING CO
filed 2008-11-14
CIK 943033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 11, 2008, 3,607,717 shares of the registrant’s common stock were outstanding.

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$11,866,652	6,771,957
Interest-bearing deposits in other financial institutions	2,101,870	877,457
Federal funds sold	16,341,613	—

Cash and cash equivalents	30,310,135	7,649,414

Investment securities available-for-sale	66,728,594	71,894,670
Certificates of deposit in other financial institutions	23,000,000	—
Federal Home Loan Bank stock, at cost	759,800	1,216,000
Loans, net	308,562,926	316,892,969
Premises and equipment, net	7,366,846	7,383,551
Accrued interest receivable	1,933,580	2,554,514
Cash surrender value of life insurance	6,012,318	5,763,825
Other assets owned	8,905,444	4,998,394
Other assets	4,226,573	4,427,500

Total assets	$457,806,216	422,780,837

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$35,361,156	34,962,318
Interest-bearing demand deposits	124,241,806	186,701,077
Savings accounts	4,840,629	4,388,618
Time deposits less than $100,000	178,406,264	80,088,123
Time deposits greater than $100,000	56,572,005	40,243,246

Total deposits	399,421,860	346,383,382

Securities sold under agreement to repurchase	17,795,020	19,876,316
Federal Home Loan Bank advances	—	10,000,000
Federal funds purchased	—	2,132,000
Junior subordinated debentures	8,765,000	8,765,000
Accrued interest payable and other liabilities	2,050,930	3,520,723

Total liabilities	428,032,810	390,677,421

Commitments
Shareholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; 3,607,717 issued and outstanding in 2008; 3,591,473 shares issued and outstanding in 2007.	360,772	359,147
Additional paid-in capital	9,075,119	8,935,296
Retained earnings	20,586,436	22,198,567
Accumulated other comprehensive (loss) gain	(248,921)	610,406

Total shareholders’ equity	29,773,406	32,103,416

Total liabilities & shareholder’s equity	$457,806,216	422,780,837

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Interest and fees on loans	$4,835,794	7,458,481	15,528,246	22,578,199
Interest-bearing deposits in other financial institutions and federal funds sold	71,883	137,984	266,769	467,507
Interest and dividends on taxable investment securities	972,070	762,247	2,713,191	1,953,029
Interest on nontaxable investment securities	29,466	45,999	118,658	138,019

Total interest and dividend income	5,909,213	8,404,711	18,626,864	25,136,754

Interest expense:
Deposit accounts	2,541,555	3,287,583	7,556,946	9,794,784
Other borrowings	245,064	512,335	894,794	1,473,503

Total interest expense	2,786,619	3,799,918	8,451,740	11,268,287

Net interest income	3,122,594	4,604,793	10,175,124	13,868,467

Provision for loan losses	2,250,000	150,000	4,350,000	440,000

Net interest income after provision for loan losses	872,594	4,454,793	5,825,124	13,428,467

Other income:
Service charges on deposit accounts	408,951	404,883	1,198,872	1,124,699
Gain on sale of securities available-for-sale	27,814	316	91,284	316
Gain on sale of loans	—	12,550	6,546	63,225
Other	230,885	240,894	1,854,081	702,627

Total other income	667,650	658,643	3,150,783	1,890,867

Other expenses:
Salaries and employee benefits	1,846,497	1,937,930	5,654,368	5,943,379
Occupancy	658,259	532,780	1,998,747	1,567,918
Loss on sale of real estate owned	506,655	31,035	515,317	31,035
Real estate owned expenses	149,414	20,582	338,586	74,203
FDIC Insurance Premiums	73,479	10,796	215,372	32,411
Other	417,770	584,501	2,507,796	2,147,841

Total other expenses	3,652,074	3,117,624	11,230,186	9,796,787

(Loss) earnings before income taxes	(2,111,830)	1,995,812	(2,254,279)	5,522,547

Income tax (benefit) expense	(749,425)	687,480	(822,750)	1,901,262

Net (loss) earnings	$(1,362,405)	1,308,332	(1,431,529)	3,621,285

Basic (loss) earnings per share	$(0.38)	0.36	(0.40)	0.99

Diluted (loss) earnings per share	$(0.38)	0.35	(0.39)	0.95

See accompanying notes to unaudited consolidated financial statements

CCF HOLDING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine-months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(1,431,529)	3,621,285
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Provision for loan losses	4,350,000	440,000
Depreciation, amortization, and accretion, net	530,626	541,088
Net gain on sale of loans	(6,546)	(4,442)
Net loss/write-down on real estate owned	515,317	31,035
Net loss (gain) on sale of premises and equipment	1,208	(350)
Net gain on sale of securities available-for-sale	(91,284)	(316)
Increase in cash surrender value of life insurance	(248,493)	(236,505)
Change in:
Accrued interest receivable and other assets	1,329,003	(863,843)
Accrued interest payable and other liabilities	(1,170,325)	2,031,799

Net cash provided by operating activities	3,777,977	5,559,751

Cash flows from investing activities:
Proceeds from maturities and calls of investment securities available-for-sale	27,364,010	6,906,445
Proceeds from sale of investment securities available-for-sale	2,609,605	4,499,140
Purchases of investment securities available-for-sale	(25,466,823)	(30,470,851)
Purchases of certificates of deposit at other financial institutions	(23,000,000)	—
Purchase of Federal Home Loan Bank stock	(562,500)	(38,500)
Federal Home Loan Bank Stock Redemption	1,018,700	225,000
Proceeds from sales of real estate owned	5,095,545	690,957
Net decrease (increase) in loans	(9,387,053)	5,470,196
Proceeds from sale of loans	3,845,730	3,384,239
Proceeds from sales of premises and equipment	102,000	—
Purchases of premises and equipment	(1,120,062)	(598,191)

Net cash used in investing activities	(19,500,848)	(9,931,565)

Cash flows from financing activities:
Net change in deposits	53,038,477	(5,380,632)
Net change in securities sold under agreements to repurchase	(2,081,296)	12,811,529
Repayments of Federal Home Loan Bank borrowings	(10,000,000)	(5,000,000)
Repayments of Federal Funds purchased	(2,132,000)	—
Dividends paid	(539,748)	(930,119)
Retirement of common stock	(23,562)	(286,588)
Proceeds from exercise of stock options	121,721	383,894

Net cash provided by financing activities	38,383,592	1,598,084

Increase (decrease) in cash and cash equivalents	22,660,721	(2,773,730)
Cash and cash equivalents at beginning of period	$7,649,414	24,488,519

Cash and cash equivalents at end of period	$30,310,135	21,714,789

Supplemental disclosure of cash flow information:
Interest paid	$7,663,664	11,043,012

Income taxes paid	$155,000	2,171,000

Transfers from Loans to Other Real Estate Owned	$9,527,912	2,424,859

See accompanying notes to unaudited consolidated financial statements.

CCF HOLDING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements for the three and nine-month periods ended September 30, 2008 and 2007 are not audited and reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results, and cash flows for the interim periods. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results for the entire year ended December 31, 2008.

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

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both “basic earnings (loss) per share” and “diluted earnings (loss) per share” for each period is presented as follows:

For the three-months ended September 30, 2008

	Net Loss	Common Shares	Per Share Amount
Basic (loss) earnings per share	$(1,362,405)	3,603,148	$(0.38)
Effect of dilutive common stock:
Stock options		5,318	—

Diluted earnings per share	$(1,362,405)	3,608,466	$(0.38)

For the three-months ended September 30, 2007

	Net Earnings	Common Shares	Per Share Amount
Basic earnings per share	$1,308,332	3,645,841	$0.36
Effect of dilutive common stock:
Stock options		126,855	$(0.01)

Diluted earnings per share	$1,308,332	3,772,696	$0.35

For the nine-months ended September 30, 2008

	Earnings	Common Shares	Per Share Amount
Basic (loss) earnings per share	$(1,431,529)	3,603,030	$(0.40)
Effect of dilutive common stock:
Stock options	—	21,803	$(0.01)

Diluted (loss) earnings per share	$(1,431,529)	3,624,833	$(0.39)

For the nine-months ended September 30, 2007

	Earnings	Common Shares	Per Share Amount
Basic earnings per share	$3,621,285	3,645,826	$0.99
Effect of dilutive common stock:
Stock options	—	150,100	$(0.04)

Diluted earnings per share	$3,621,285	3,795,926	$0.95

5.	Dividends Payable

As reported in the Company’s Current Report on Form 8-K filed on July 7, 2008, the Company has suspended dividend payments at this time.

6.	Loans

During the quarter ended September 30, 2008, nonperforming loans increased $2.7 million over the quarter ended June 30, 2008. Specific allocations in the loan loss reserve increased approximately $400,000 to $3.8 million, during the quarter ended September 30, 2008. The activity in the reserve is as follows:

For the three-month period ended September 30, 2008:

Balance at beginning of period, June 30, 2008	$4,994,342
Provision for loan losses	2,250,000
Loan charge-offs	(1,097,197)
Loan recoveries	25,070

Balance at end of period, September 30, 2008	$6,172,215

For the nine-month period ended September 30, 2008:

Balance at beginning of period, December 31, 2007	$4,081,029
Provision for loan losses	4,350,000
Loan charge-offs	(2,445,126)
Loan recoveries	186,312

Balance at end of period, September 30, 2008	$6,172,215

7.	Fair Value

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

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Other Real Estate Assets

Other real estate assets are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate asset as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

(in millions) September 30, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$66.7	—	$66.7	—
Derivative assets	—	—	—	—

Total assets at fair value	$66.7	$—	$66.7	$—

Derivative liabilities	$—	$—	$—	$—

Total liabilities at fair value	$—	$—	$—	$—

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

(in millions) September 30, 2008	Total	Level 1	Level 2	Level 3
Loans with Allocations in Reserve	$29.8	$—	$29.8	$—
Other Real Estate Owned	8.9	—	8.9	—

Total assets at fair value	$38.7	$—	$38.7	$—

Total liabilities at fair value	$—	$—	$—	$—

8.	Recent Accounting Pronouncements

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets - The Company’s total assets increased $35.0 million, or 8.3%, between December 31, 2007, and September 30, 2008. Loans receivable, net of deferred fees, decreased $6.3 million, or 2.0%, to $314.7 million at September 30, 2008, from $321.0 million at December 31, 2007. The Company’s loan production for the quarter ended September 30, 2008 totaled $22.1 million with $20.0 million in commercial loans, $1.6 million in constructions loans and $483,000 in consumer loans. For the nine-month period ended September 30, 2008, loan production totaled $49.7 million, with $41.1 million in commercial loans, $5.3 million in construction loans and $3.3 million in consumer loans. This production did not fully offset repayments and reclassification of loans to real estate owned ($9.5 million) resulting in a net decline in outstanding balances. Commercial loans, including commercial real estate loans, increased $15.8 million, or 7.5%, however, this growth was offset by net reductions in construction, acquisition and development and lot loans ($21.2 million) and consumer loans ($1.1 million). Draws for construction loans decreased from $19.9 million during the first nine-months of 2007 to $5.1 million during the first nine-months of 2008. In general, economic activity has declined in 2008.

Cash and cash equivalents increased $10.0 million during the quarter, primarily in federal funds and due from bank balances. For the nine-month period, cash and cash equivalents increased $22.7 million, which includes increases of $16.3 million in federal funds sold and $5.0 million in due from bank balances.

Certificates of deposits held in other financial institutions totaling $23.0 million, increased for the quarter $4.0 million and for the nine-month period by $23.0 million. This increase was the result of a planned increase in deposit account balances to increase liquidity on the balance sheet of Heritage Bank (the “Bank”).

Investment securities totaled $66.7 million, a decrease of $5.2 million, or 7.2%, over a balance of $71.9 million at December 31, 2007. Several matured and called bonds were not replaced during the nine-month period. These funds were instead invested in the more liquid federal funds sold investment.

Other assets owned increased $3.9 million in the nine-month period ended September 30, 2008, from $5.0 million at December 31, 2007 to $8.9 million at September 30, 2008. In the three-month period ended September 30, 2008, other assets owned increased $1.3 million. (See page 11 for further discussion.)

During the nine-month period, sales of other real estate have totaled $5.1 million. Current holdings are detailed below in the discussion of operating results. Net losses on the sales of other real estate and additional write-downs totaled $515,000 for the nine-month period.

Liabilities - Total deposits increased during the three months ended September 30, 2008 to $399.4 million, an increase of $27.1 million, or 7.3%, from $372.3 million at June 30, 2008. Transaction accounts (which include non-interest bearing demand deposit accounts, NOW accounts and money market accounts) decreased $18.3 million, or 10.3%, to $159.6 million, from $177.9 million at June 30, 2008. Time deposits increased $45.7 million, or 24.2% during the three-month period from $189.2 million at June 30, 2008, to $235.0 million at September 30, 2008. For the nine-month period ended September 30, 2008, time deposits increased $114.6 million, or 95.3%. Locally generated certificates of deposit account for $43.8 million of the increase in time accounts for the nine-month period. As rates have declined, the Company has noted that depositors are returning to fixed rate time accounts.

In furtherance of the Bank’s strategy to increase liquidity on the balance sheet, during the nine-month period the Bank purchased a total of $69.0 million in brokered deposits and deposits generated through an online service. These deposits have maturities of twelve and fifteen months, an average rate of 4.17% at September 30, 2008, and represent 17.4% of total deposits. At September 30, 2008, the brokered deposits were held in short term assets including $23 million in certificates of deposit with maturities less than one year; $15 million in bullet agency bonds maturing in the first quarter of 2009; and $16 million in federal funds sold. The remaining funds were used to pay off balances in Federal Home Loan Bank advances and federal funds purchased at year end.

Repurchase accounts, used by small businesses as a cash management tool, decreased $2.1 million, or 10.0%, during the nine-month period ended September 30, 2008 with balances of $17.8 million at September 30, 2008 as compared to $19.9 million at December 31, 2007. For the three-month period ended September 30, 2008, repurchase accounts decreased $3.6 million, or 17.0%.

Shareholders’ Equity - Shareholders’ equity decreased $2.3 million, from $32.1 million at December 31, 2007, to $29.8 million at September 30, 2008. This decrease was the result of the change in fair value of available-for-sale investment securities portfolio and the change in the fair value of the cash flow hedge, which when combined totaled $859,000. Further, retained earnings, which declined $1.6 million during the nine-month period, were affected by the Company’s net loss of $1.4 million through September 30, 2008, and cash dividends of $181,000 paid to shareholders in April 2008. The decline in retained earnings and accumulated other comprehensive income were partially offset by net cash received of $121,000, for the exercise of stock options partially offset by the retirement of employee stock ownership plan (“ESOP”) shares as several former employees chose to “cash out” of the plan. The ratio of shareholders’ equity as a percentage of total assets was 6.5% at September 30, 2008 and 7.6% at December 31, 2007. Book value per share decreased from $8.94 at December 31, 2007, to $8.25 at September 30, 2008.

Comparison of Operating Results for the Three- and Nine-months Ended September 30, 2008 and September 30, 2007

Operating Results - The Company had a net loss of $1.36 million for the three-month period ended September 30, 2008, compared to net earnings of $1.31 million in the same three-month period in 2007. For the nine-month period the Company had a net loss of $1.43 million, as compared to earnings of $3.62 million for the period ended September 30, 2007.

The reduction in earnings year over year is primarily the result of the reduction of the margin as the federal funds rate was decreased by 325 basis points, which created an immediate corresponding decrease in prime rate (see discussion under “Net Interest Income” below). The decline in earnings was further compounded by an increase in non-performing loans, expenses related to other real estate owned, and an increase in the provision for loan losses.

There are two nonrecurring items in the year to date income statement. During the quarter ended June 30, 2008, the Company realized a pre-tax gain of approximately $1 million as a result of the sale of a prime floor, included in “Other Income” for the nine-month period. The first quarter ended March 31, 2008, included a pre-tax loss related to a deposit fraud of $923,000, included in “Other Expenses” for the nine-month period.

Pretax earnings for the nine-month period ended September 30, 2008, exclusive of the two one-time items noted above, were impacted by the following:

1)	non-performing loans have increased $4.3 million since December 31, 2007; the related charges to interest income totaled $320,000;

2)	expenses related to other real estate owned totaled $338,000 and the net loss on sales and write-downs of other real estate owned totaled $515,000 for the nine-month period ended September 30, 2008; and

3)	the loan loss reserve provision of $4.4 million during the nine-month period, represented an increase of $3.9 million over the nine-months ended September 30, 2007, which had provision expense of $440,000.

Net Interest Income - Net interest income for the three-month period ended September 30, 2008, decreased $1.5 million, or 32.2%, from $4.6 million in 2007, to $3.1 million in 2008. For the nine-month period, net interest income declined $3.7 million, or 26.6%, from $13.9 million at September 30, 2007 to $10.2 million at September 30, 2008. The net interest margin declined during the third quarter of 2008 to 3.06%, down 27 basis points from 3.33% for the quarter ended June 30, 2008, and down 146 basis points from 4.52% for the quarter ended September 30, 2007.

During the nine-month period ended September 30, 2008, the yield on earning assets of 6.06% for the period, represented a decrease of 225 basis points, from 8.31% for the nine-month period ended September 30, 2007. For the nine-month period ended September 30, 2008, the cost of funding of 3.04% represented a decrease of 102 basis points from 4.06% at September 30, 2007. Average loans outstanding declined $20.7 million during the twelve-month period, from $334.0 million at September 30, 2007, to $313.3 million at September 30, 2008.

The decline in the net interest margin for the nine-month period ended September 30, 2008 was due primarily to the decrease of 325 basis points in the federal funds target rate, compounded by a reduction in interest income as non-performing loans increased and outstanding loan balances declined. During the increasing rate cycle through 2006, the rates paid on deposit accounts did not increase at the same pace as interest charged on loan accounts. As a result, the rate of interest paid on some deposit accounts could not be adjusted downward to match the decline in prime rate experienced during the first nine-months of 2008.

Interest expense decreased $1.0 million, or 26.7%, from $3.8 million in the quarter ended September 30, 2007, to $2.8 million for the quarter ended September 30, 2008. For the nine-month period ended September 30, 2008, interest expense declined $2.8 million, or 25.0%, as rates paid on deposit accounts were lowered. The majority of the Bank’s certificates of deposit have maturities of twelve-months, indicating that the majority of the time deposits will re-price over the twelve months following the last federal funds change. The repricing of fixed rate time deposits lags the repricing of floating rate assets causing a negative impact on the margin. The average rate paid for deposits decreased 57 basis points, from 3.65% for the period ended September 30, 2007, to 3.08% for the period ended September 30, 2008. Certain competitors in the Bank’s local markets are offering interest rates on time accounts that are higher than what historical trends would dictate, which has created pressure to adjust rates upward in order to attract and retain these deposit accounts. Future periods will be affected as this pressure continues to require an upward adjustment in rates paid.

Provision for Loan Losses - The Bank’s provision for loan losses for the three-month period ended September 30, 2008, was $2.25 million, as compared to a provision of $150,000 for the three-month period ended

September 30, 2007. For the nine-month period ended September 30, 2008, the provision was $4.35 million as compared to $440,000 for the nine-month period ended September 30, 2007. The loan loss reserve balance at September 30, 2008, was $6.21 million, or 1.96% of loans outstanding. For the period ended September 30, 2007, the loan loss reserve was $4.1 million, or 1.27% of loans outstanding. Specific allocations in the reserve for non-performing loans total $3.8 million at September 30, 2008. Based on the Bank’s internal calculation management believes the allowance for loan losses is adequate. Management will continue to monitor and adjust the allowance provision as necessary during the year based on growth in the loan portfolio, loss experience, workout of non-performing loans, financial condition of borrowers, and continued monitoring of local economic conditions, as well as any other external factors.

During the quarter ended September 30, 2008, nonperforming assets increased $3.9 million over the quarter ended June 30, 2008. Nonperforming assets at September 30, 2008 totaling $30.7 million were comprised of $8.9 million in other real estate and $21.8 million in non-accrual loans.

Other real estate totaling $8.9 million includes:

•	$1.6 million secured by 22.5 acres of commercial property in Fulton County, Georgia;

•	$4.6 million secured by 31 completed new construction single family detached homes located in Fayette County, Henry County, Butts County, Newton County, Clayton County and Spalding County, Georgia;

•	$187,000 secured by rental properties located in Spalding County, Georgia; and commercial property in Clayton County, Georgia;

•	$1.6 million in residential lots located in Bibb County, Carroll County, Troup County, Henry County, Coweta County, DeKalb County, Rockdale County, and Clayton County Georgia;

•	$97,000 secured by three partially completed single family detached homes located in Henry County Georgia; and

•	$837,500 secured by a partially completed development with 58 lots, located in Bibb County Georgia.

The Bank has in place the program it believes will maximize the value of its real estate owned while continuing to sell these properties in a reasonable time period. For the nine-month period ending September 30, 2008, thirty-one properties have been sold, netting $5.1 million.

Non-accrual loans totaling $21.8 million, or 6.9% of total loans, include:

•	$2.3 million in loans secured by new construction single family detached homes in various stages of completion;

•	$7.5 million in loans secured by developed vacant lots;

•

$4.2 million of commercial loans, primarily secured by commercial real estate located in Henry County, Clayton County, and Fayette County, Georgia. One of these loans, totaling $1.4 million is current and performing as of the report date. Due to a technical issue with the renewal it appeared as non-accrual at quarter end;

•	$861,000 secured by land located in Coweta County and Newton County Georgia;

•	$6.2 million secured by developed property in Henry County, Georgia;

•	$493,000 in loans secured by personal property and commercial equipment; and

•

$218,000 of unsecured commercial loans resulting from deficiency balances arranged with borrowers during the workout process. These loans are reserved for in the Bank’s loan loss reserve and are rated accordingly.

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

Other Income - Total other income was $668,000 for the quarter ended September 30, 2008. Service charge income accounted for $409,000 of the total other income for the quarter. During the quarter, gains on sales of investment securities of $28,000 were recognized. For the nine-month period, service charges increased $74,000, or 6.6%, from $1.125 million at September 30, 2007 to $1.199 million at September 30, 2008.

Other Expenses - Other expenses, net of real estate owned related costs, totaled $3.0 million for the quarter ended September 30, 2008; a decrease of $236,000 from the quarter ended June 30, 2008. Salaries and employee benefits expenses decreased $91,000 for the quarter ended September 30, 2008, to $1.8 million, as compared to $1.9 million during the same quarter in 2007. For the nine-month period, salaries and benefits expenses decreased $161,000. Annual salary increases for the nine-month period were offset by a reduction in the accrual for bonuses of $450,000. Occupancy expenses increased $125,000, or 23.6%, from $533,000 for the three-months ended September 30, 2007, to $658,000 for the three-months ended September 30, 2008. For the nine-month period ended September 30, 2008, occupancy expenses increased $431,000, or 27.5%. These increases are due to the rent expense for the new leased facility at Eagles Landing. Miscellaneous other expenses, net of the deposit fraud discussed earlier, increased $619,000, or 27.1%, from $2.3 million at September 30, 2007 to $3.6 million at September 30, 2008. The increase is due to real estate owned expenses, which increased $749,000 for the nine-month period and the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance fund charges, which increased $106,000 over the nine-months ended September 30, 2007 as the assessments were raised to increase the fund’s balance nationally. These increases were partially offset by the remaining miscellaneous expenses, which decreased $236,000, for the nine-month period ended September 30, 2008.

Liquidity - The Bank’s short-term liquidity was 19.5% as of September 30, 2008. The Bank is required to maintain minimum levels of liquid assets as defined by the Georgia Department of Banking and Finance and FDIC regulations. The Bank adjusts its liquidity level as appropriate to meet its asset/liability objectives. The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Bank has the ability to borrow from the Federal Home Loan Bank of Atlanta and other correspondent banks. These commitments totaled $50.3 million at September 30, 2008, with no funds drawn. In addition, during the nine-month period the Bank purchased a total of $69.0 million in brokered deposits and deposits generated through an online service. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions, and competition. The Bank’s liquidity, represented by cash, cash equivalents, and unpledged securities available-for-sale, is a product of its operating, investing, and financing activities.

Capital Ratios - Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of September 30, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since that notification that have changed the Bank’s capital category.

As of September 30, 2008, total risk based capital ratios were 11.35% for the Bank and 12.11% for the consolidated company. The ratio of Tier 1 capital to risk weighted assets was 10.09% for the Bank and 10.58% for the consolidated company. The Tier 1 capital to average asset ratio (leverage ratio) was 8.02% for the Bank and 8.53% for the consolidated company.

Recent Regulatory Events - On October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the unsecured senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. All institutions are covered automatically under the Temporary Liquidity Guarantee Program until the opt out deadline of December 5, 2008. The Company currently intends to remain in the Temporary Liquidity Guarantee Program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this item is required.

Item 4.	Controls and Procedures

Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a – 15(e). The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008 in ensuring that material information relating to the Company, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our internal controls or in other factors during the fiscal quarter ended September 30, 2008 that have materially affected or are reasonable likely to materially affect these controls subsequent to the date of the evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table sets forth the Company’s repurchases of its common equity during the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, through July 31, 2008	—	—	—	—
August 1 through August 31, 2008	—	—	—	—
September 1 through September 30, 2008	—	—	—	—
Total	—	—	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCF HOLDING COMPANY AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCF HOLDING COMPANY

Date: November 14, 2008	BY:	/s/ David B. Turner
David B. Turner
President and Chief Executive Officer

Date: November 14, 2008	BY:	/s/ Mary Jo Rogers
Mary Jo Rogers
Sr. Vice President and Chief Financial Officer